Form 10QSB
period 2001-09-30
RAIKE FINANCIAL GROUP INC/GA
filed 2002-03-28
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2001

                                     OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _________ to

                           Commission file number ____

                         Raike Financial Group, Inc.
                         ---------------------------
           (Exact name of registrant as specified in its charter)

            Georgia                                              58-2161804
------------------------------ ---------------------------- -------------------
   (State of Jurisdiction      (Primary Standard Industrial  (I.R.S. Employer
Incorporation or organization)  Classification Code Number) Identification No.)

       275 Parkway 575 Suite 100
         Woodstock, Georgia                                   30188
    -------------------------------                        ----------
    (Address of principal executive                        (Zip Code)
               offices)

                                770-516-6996
                                ------------
                             (Telephone Number)


                               Not Applicable
                       ----------------------------
                       (Former name, former address
                          and former fiscal year,
                       if changed since last report)

	Check whether the issurer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES         NO X
                                   ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

17,096,752 shares of common stock, $.01 par value per share, issued and outstanding as of March 11, 2002.

Transitional Small Business Disclosure Format (check one):  YES     NO XX
                                                                --     --

                         RAIKE FINANCIAL GROUP, INC.

                                   INDEX

                                                                    Page No.
                                                                    --------
PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements                                          3

          Balance Sheet (unaudited) at September 30, 2001               3

          Statements of Operations (unaudited) for the Three Months
          and the Nine Months Ended September 30, 2001 and 2000         4

          Statements of Cash Flows (unaudited) for the Nine
          Months Ended September 30, 2001 and 2000                      6

          Notes to Financial Statements (unaudited)                     7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     8

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                             11

  Item 2. Changes in Securities                                         11

  Item 3. Defaults Upon Senior Securities                               11

  Item 4. Submission of Matters to a Vote of Security Holders           11

  Item 5. Other Information                                             11

  Item 6. Exhibits and Reports on Form 8-K                              11




This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (1) the Company's financing plans; (2) trends affecting the Company's financial condition or results of operations; (3) the Company's growth strategy and operating strategy; and (4) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

                    PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements


                       RAIKE FINANCIAL GROUP, INC.

                              Balance Sheet
                               (unaudited)

                           September 30, 2001



                                   Assets
                                   ------

Cash and cash equivalents                                      $    722,612
Trading investment securities                                        82,106
Furniture, fixtures, and equipment,
 at cost, net of accumulated depreciation of $34,010                 35,314
Commissions receivable                                              324,048
Other assets                                                        612,570
                                                                  ---------
                                                               $  1,776,650
                                                                  =========

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Liabilities:
     Accounts payable                                          $     70,078
     Commissions payable                                            233,652
     Short sells                                                         50
     Trading margin                                                  88,202
                                                                  ---------
            Total Liabilities                                       391,982
                                                                  ---------
Shareholders' Equity:
     Convertible cumulative preferred stock
          of $.01 par value; 7%; 5,000,000 shares authorized;
          2,000 shares issued and outstanding                            20
     Common stock of $.01 par value;
          20,000,000 shares authorized;
          17,096,752 shares issued                                  170,968
     Additional paid-in capital                                   1,737,262
     Accumulated deficit                                           (449,332)
     Treasury stock 60,000 shares                                   (74,250)
                                                                  ---------
            Total Shareholders' Equity                            1,384,668
                                                                  ---------
                                                               $  1,776,650
                                                                  =========

                         RAIKE FINANCIAL GROUP, INC.

                           Statements of Operations
                                  (unaudited)

           For the Nine Months Ended September 30, 2001 and 2000


                                                          2001          2000
                                                          ----          ----

Operating income:
   Commissions                                      $   3,694,434    7,233,255
   Investment income (loss)                              (121,179)       5,346
   Other fees                                             664,903      999,886
                                                        ---------    ---------
       Total operating income                           4,238,158    8,238,487
                                                        ---------    ---------

Operating expenses:
   Commissions to brokers                               2,943,044    6,010,561
   Clearing costs                                         359,811      792,296
   Selling, general and administrative expenses         1,123,143    1,773,059
                                                        ---------    ---------

       Total operating expenses                         4,425,998    8,575,916
                                                        ---------    ---------

       Net loss from operations                          (187,840)    (337,429)

Income tax benefit                                        (75,100)    (134,972)
                                                        ---------    ---------

       Net loss                                     $    (112,740)    (202,457)
                                                        =========    =========

Net loss per share, based on weighted average
   shares outstanding of 17,096,752  in 2001
   and 16,529,712 in 2000                           $        (.01)        (.01)
                                                        =========    =========



                         RAIKE FINANCIAL GROUP, INC.

                           Statements of Operations
                                (unaudited)

            For the Three Months Ended September 30, 2001 and 2000

                                                           2001          2000
                                                           ----          ----

Operating income:
  Commissions                                       $     952,967    1,712,686
  Investment income (loss)                                (78,655)     (20,679)
  Other fees                                              161,303      204,602
                                                        ---------    ---------

     Total operating income                             1,071,746    1,896,609
                                                        ---------    ---------

Operating expenses:
  Commissions to brokers                                  774,610    1,325,530
  Clearing costs                                           64,381      215,436
  Selling, general and administrative expenses            338,764      382,304
                                                        ---------    ---------

     Total operating expenses                           1,177,755    1,923,270
                                                        ---------    ---------

     Net loss from operations                            (106,009)     (26,661)

Income tax benefit                                        (42,404)     (10,665)
                                                        ---------    ---------

     Net loss                                       $     (63,605)     (15,996)
                                                        =========    =========

Net loss per share, based on weighted average
   shares outstanding of 17,096,752 in 2001
   and 16,782,212 in 2000                           $        (.00)        (.00)
                                                        =========    =========


                         RAIKE FINANCIAL GROUP, INC.

                          Statement of Cash Flows
                                (unaudited)

            For the Nine Months Ended December 31, 2001 and 2000

                                                           2001       2000
                                                           ----       ----

Cash flows from operating activities:
  Net loss                                          $    (112,740)    (202,457)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Change in marketable investment securities          112,457     (284,479)
      Change in commissions receivable                    (11,344)     (57,340)
      Change in accounts payable                         (240,102)     (18,800)
      Change in commissions payable                        19,664      (32,081)
      Change in other                                    (138,343)    (186,244)
                                                        ---------    ---------

        Net cash used in operating activities            (370,408)    (781,401)
                                                        ---------    ---------

Cash flows from investing activities:
  Proceeds from mortgage receivable                       259,890          -
  Advances on mortgage receivable                               -     (260,000)
  Purchases of furniture, fixtures and equipment           (6,647)     (23,124)
                                                        ---------    ---------

        Net cash provided (used) in
          investing activities                            253,243     (283,124)
                                                        ---------    ---------

Cash flows from financing activities:
  Proceeds from private placement stock sales              20,000      888,425
  Net change in trading margin                            (97,550)      37,063
  Repurchase of treasury stock                                  -      (24,750)
                                                        ---------    ---------

        Net cash provided by financing activities         (77,550)     900,738
                                                        ---------    ---------

        Net change in cash                               (194,715)    (163,787)

Cash at beginning of period                               917,327      615,980
                                                        ---------    ---------

Cash at end of period                               $     722,612      452,193
                                                        =========    =========


                       RAIKE FINANCIAL GROUP, INC.
                      Notes to Financial Statements


(1)   Organization
      ------------

      Raike Financial Group, Inc. (the "Company") is a full service securities brokerage firm, which has been in business since 1995. The Company is registered as a broker-dealer with the National Association of Securities Dealers ("NASD") in 46 states and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company offers full service commission and fee based money management services to individual and institutional investors. The Company maintains a custody-clearing relationship with Southwest Securities, Inc.

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results of a full year's operations.

      The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles (GAAP). In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates.

Item 2.
                        RAIKE FINANCIAL GROUP, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

          For the Nine Months Ended September 30, 2001 and 2000

OVERVIEW

The following discussion should be read in conjunction with the Financial Statements of the Company and the Notes thereto appearing elsewhere herein.

OVERVIEW AND GENERAL INDUSTRY CONDITIONS

Our primary sources of revenue are commissions earned from brokerage services. Our principal business activities are, by their nature, affected by many factors, including general economic and financial conditions, movement of interest rates, security valuations in the marketplace, regulatory changes, competitive conditions, transaction volume and market liquidity. Consequently, brokerage commission revenue and investment banking fees can be volatile. While we seek to maintain cost controls, a significant portion of our expenses is fixed and does not vary with market activity. As a result, substantial fluctuations can occur in our revenue and net income from period to period. Unless otherwise indicated, in this section, references to years are to fiscal years.

The Company is a licensed insurance broker and we receive commission revenue as a result of our insurance operations. The Company does not regard insurance revenue as material at this time.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Total revenue for the nine months ended September 30, 2001 decreased by $4,000,329 or 48.6% to $4,238,158 from $8,238,487 for the comparable period in 2000. This decline was due to a sharp reduction in securities transaction activity resulting from a general downward trend in securities prices.

Commission revenue decreased by $3,538,821 or 48.9% to $3,694,434 for the nine months ended September 30, 2001 from $7,233,255 in 2000. The decrease was due to an overall decline in the Company's business, resulting in a decrease in the number of clients and transactions.

Fees from clearing transaction charges and other income decreased by $334,983 or 33.5% for the nine months ended September 30, 2001 compared to the same period in 2000. This decrease was principally due to an overall decline in transactional business.

Total operating expenses for the nine months ended September 30, 2001 decreased by $4,149,918 or 48.4% to $4,425,998 from $8,575,916 for the same period in 2000. This decrease resulted from a reduction in transaction costs associated with decreased securities volume.

Commissions to brokers decreased by $3,137,517 or 52.2% to $2,943,044 for the nine months ended September 30, 2001 from $6,010,561 in the prior year. This decrease is attributable to decreased sales volume and a decrease in the number of clients.

Clearing costs decreased by $432,485 or 54.9% to $359,811 for the nine months ended September 30, 2001 from $792,296 in the prior year.
Similar to the decrease in commissions to brokers, this decrease is attributable to the decreased transaction activity.

Selling, general and administrative expense decreased $649,916 or 36.7% to $1,123,143 for the nine months ended September 30, 2001 from $1,773,059 in the prior year. This decrease was due to an effort to decrease overall spending.

The Company recorded an income tax benefit of $75,100 and $134,972 for the nine months ended September 30, 2001 and 2000, respectively.
These income tax benefits resulted from the Company's losses from operations. The Company's effective income tax rate was 40% in 2001 and 2000.

Net loss was $112,740 for the nine months ended September 30, 2001 compared to a net loss of $202,457 for the same period in 2000. The principal cause of the decrease in net loss was a decrease in administrative expenses.

Revenues from insurance sales are not significant at this time.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Total revenue for the three months ended September 30, 2001 decreased by $824,863 or 43.5% to $1,071,746 from $1,896,609 for the comparable period in 2000. This decline was due to a sharp reduction in securities transaction activity resulting from a general downward trend in securities prices.

Commission revenue decreased by $759,719 or 44.4% to $952,967 from $1,712,686 for the comparable period in 2000. The decrease was due to an overall decline in the Company's business, resulting in a decrease in the number of clients and transactions.

Fees from clearing transaction charges and other income decreased by $43,299 or 21.2% for the three months ended September 30, 2001 compared to the same period in 2000. This decrease was principally due to an overall decline in transactional business.

Total operating expenses for the three months ended September 30, 2001 decreased by $745,515 or 38.8% to $1,177,755 from $1,923,270 for the same period in 2000. This decrease resulted from a reduction in transaction costs associated with decreased securities volume.

Commissions to brokers decreased by $550,920 or 41.6% to $774,610 for the three months ended September 30, 2001 from $1,325,530 in the prior year. This decrease is attributable to decreased sales volume and a decrease in the number of clients.

Clearing costs decreased by $151,055 or 70.1% to $64,381 for the three months ended September 30, 2001 from $215,436 in the prior year.
Similar to the decrease in commissions to brokers, this decrease is attributable to the decreased transaction activity.

Selling, general and administrative expense decreased $43,540 or 11.4% to $338,764 for the three months ended September 30, 2001 from $382,304 in the prior year. This decrease was due to an effort to decrease overall spending.

The Company recorded an income tax benefit of $42,404 and $10,665 for the three months ended September 30, 2001 and 2000, respectively. These income tax benefits resulted from the Company's losses from operations. The Company's effective income tax rate was 40% in 2001 and 2000.

Net loss was $63,605 for the three months ended September 30, 2001 compared to a net loss of $15,996 for the same period in 2000. The principal cause of the increase in net loss was a decrease in commission revenue.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at September 30, 2001 were $1,384,668.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at September 30, 2001 was $931,976.

Historically, we have financed our operations through cash flow from operations and the private placement of equity securities. We have not employed any significant leverage or debt.

We believe that our capital structure is adequate for our current operations. We continually review our overall capital and funding needs to ensure that our capital base can support the estimated needs of the business. These reviews take into account business needs as well as the Company's regulatory capital requirements. Based upon these reviews, to take advantage of strong market conditions and to fully implement our expansion strategy, we believe that we will require increased net capital provided by the proceeds from private sales of its securities.

The Company's cash and cash equivalents decreased by $194,715 to $722,612 as of September 30, 2001, from $917,327 as of December 31, 2000. This decrease was due to the repayment of accounts payable during 2001.

EFFECTS OF INFLATION AND OTHER ECONOMIC FACTORS

Market prices of securities are generally influenced by changes in rates of inflation, changes in interest rates and economic activity generally. Our revenues and net income are, in turn, principally affected by changes in market prices and levels of market activity. Moreover, the rate of inflation affects our expenses, such as employee compensation, occupancy expenses and communications costs, which may not be readily recoverable in the prices of services offered to our customers. To the extent inflation, interest rates or levels of economic activity adversely affect market prices of securities, our financial condition and results of operations will also be adversely affected.

                      PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings

The Company is subject to routine litigation incidental to its business, including claims by the Company to recover defaulted margin indebtedness and customer claims against brokers in which the Company is named as a co-respondent. The Company is vigorously litigating each of these claims and believes on the advice of its counsel that each of the claims against the Company is without merit and will not result in significant recovery to the claimant from the Company or a finding of any material liability of the Company.

Item 2. Changes in Securities

    (a)   Not applicable.
    (b)   Not applicable.
    (c) Pursuant to section 701 of Regulation SB, the following disclosures are made:
          Item 701(a) In August, 2001, the Company sold 2,000 shares of its 7%, convertible, cumulative, $.01 par value preferred stock.
          Item 701(b) This item is not applicable as there are no underwriters involved in the sale of these securities.
          Item 701(c)     The total proceeds from these sales were $20,000.
          Item 701(d) The sales were undertaken pursuant to Rule 506 of Regulation D as a non-public offering and further transfers were restricted in the absence of registration or exemption therefrom.
    (d)   Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.



Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits:
          None.


    (b)   Reports on Form 8-K
          None

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RAIKE FINANCIAL GROUP, INC.




    Date:  March 28, 2002              By:/s/William Raike
         ------------------               ------------------
                                          William Raike
                                          President, Chief Executive
                                          Officer and Director




    Date:  March 28, 2002              By:/s/Shannon Raike
         ------------------               -----------------
                                          Shannon Raike
                                          Chief Financial and
                                          Accounting Officer