Form 10KSB
period 2001-12-31
RAIKE FINANCIAL GROUP INC/GA
filed 2002-04-15
CIK 1095373

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2001
                     -------------------
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ___________to ____________

        Commission file number _______________


                        RAIKE FINANCIAL GROUP, INC.
            ----------------------------------------------
            (Name of small business issuer in its charter)

            Georgia                                       58-2161804
--------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification No.)

     275 Parkway 75 Suite 100, Woodstock, Georgia            30188
     --------------------------------------------          ----------
       (Address of Principal Executive Offices)            (Zip Code)


Securities registered pursuant to Section 12(b) of the Act:_______


Securities registered pursuant to Section 12(g) of the Act:_______

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for past 90 days.           Yes  [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $ 5,959,712
                                                         -------------


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:
$ as of March 15, 2002
----------------------

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
17,096,752 as of March 15, 2002
-------------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE

Exhibits to Form 10-SB of the Company (File No. ______________)


Transitional Small Business Disclosure format (check one):  Yes [ ]   No  [X]

                             TABLE OF CONTENTS


PART I.................................................................  3

ITEM 1.  DESCRIPTION OF BUSINESS.......................................  3

ITEM 2.  DESCRIPTION OF PROPERTIES.....................................  6

ITEM 3.  LEGAL PROCEEDINGS.............................................  7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  7


PART II................................................................  7

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...........................................  7
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...........................  7

ITEM 7.  FINANCIAL STATEMENTS..........................................  10

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE...........................  11


PART III...............................................................  11

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
         EXCHANGE ACT..................................................  11

ITEM 10. EXECUTIVE COMPENSATION........................................  13

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT....................................................  13

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  14

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB....................  16

                                   PART I


ITEM 1.	DESCRIPTION OF BUSINESS

        Special Cautionary Notice Regarding Forward-Looking Statements

Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Raike Financial Group, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend,' "plan," "believe," "seek,' "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     *  The effects of future economic conditions;

     * Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     * The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

    * The effects of competition from other financial institutions and financial service providers operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and

    * The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.


                  Raike Financial Group, Inc.

General

The Company is a full service securities brokerage and investment banking firm, in business since 1995. We are registered as a broker/dealer with the National Association of Securities Dealers ("NASD") and 46 states and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). We are subject to net capital and other regulations of the U.S. Securities and exchange Commission ("SEC"). We offer full service commission and fee based money management services to individual and institutional investors. We maintain a custody-clearing relationship with Southwest Securities, Inc. in Dallas, TX, the fourth largest publicly held custodian of brokerage firm securities in the United States.

We trade securities as an agent and a principal on exchanges such as the NYSE, AMEX and NASDAQ. We maintain selling agreements with mutual fund families and insurance companies offering load and no load funds, annuities and insurance products.

Our Company headquarters is at 275 Parkway 575, Woodstock, GA 30188, and our telephone number is (770) 516-6996. We maintain independently owned branch and other offices in a number of other jurisdictions and a complement of approximately 80 independent retail brokers. Our SEC net capital positions as of December 31, 2001 and 2000 were $1,022,889 and $1,217,725, respectively.

From our beginnings in May of 1995, our annual revenues are as follows:

      Year            Revenues           Approximate No. of Reps.
      ----            --------           ------------------------

      1995            $  221,476                     19
      1996            $  793,309                     19
      1997            $1,907,486                     50
      1998            $3,507,000                     75
      1999            $5,987,067                    100
      2000            $9,741,567                     90
      2001            $5,959,712                     77

Thus far, all expansion and growth has been funded from cash flow and private sales of our securities. Our plans are to invest in advertising and recruiting efforts to continue our growth and profitability. We expand through recruiting additional registered representatives, establishing new branch offices, broadening our institutional services and creating new financial products and services.

The Company is registering as a public company in order to increase the ability to provide financial services, raise capital and support its brokerage business.

Given the current recessionary atmosphere, the Company is presently focused on keeping costs down and being more profitable.

The Company's website address is www.raikefinancial.com.
                                 ----------------------


                          BUSINESS

Our primary sources of revenue are derived from brokerage services and related financial activities.

SECURITIES SALES SERVICES

We are an "independent" broker dealer providing securities sales services through a network of "independent contractor" registered representatives to several thousand retail clients. These representatives primarily retail stocks, mutual funds, variable annuities and variable life insurance product, managed account and other investment advisory and financial planning products and services. Commissions are charged on the sale of securities products, of which a percentage is shared with the representatives. Over 90% of our revenue during 2001 and 2000 has been derived from its securities sales services.

The Company's independent contractors receive a commission payout of between 80% and 95%.

INSURANCE PRODUCT SALES

Through several selling agreements with larger insurance companies, we offer a variety of insurance products, which are sold by our independent broker network. Variable annuity and variable life products from over 10 carriers are also offered, providing a large variety for consumers from which to choose. While this business is not significant to date, in terms of dollar revenues, we regard it as an important part of the services provided.

ADVISORY AND PLANNING

We are also registered as an investment advisor with the State of Georgia and provide investment advisory services offered by Southwest Securities, Inc. and other third party providers as a Registered Investment Advisor. In addition, our independent representatives are able to provide planning and consulting services in a variety of financial services areas such as financial planning, tax planning, benefits consulting, corporate 401(k)s and other types of financial structures. Fees are charges to customers for these services and shared between us and our registered representatives on a fully disclosed basis. No significant amount of business has been derived from advisory and planning activities to date.

INTERNET TRADING

Trading investments on the Internet has become a standard among many investors. We believe that this method of trading will grow. We created our Woodstock Discount Division in early 1998 to participate in this growth area as well as to diversify the firms operations and assets. This capacity to offer Internet trading will complement our full service business by attracting cost conscience investors who normally would not have been interested in the Company. This in turn enhances our ability to "cross market" other products and services specifically tailored to meet the Internet needs of our clients. As the information age continues to integrate our lives, new Internet business opportunities will arise and we hope to make these opportunities a large part of our growth. In doing so, Internet trading will give clients more opportunity to trade directly as well as allow for the electronic delivery of documents and information.

Through the Woodstock site, investors have the opportunity to execute a trade competitive with the deep discounters. As a broker/dealer we already have the facilities in place to do this, therefore this does not add a great deal of expense. All clearing services are provided by the Company's clearing broker and total cost of operations is minimal. The Company plans to enhance the site and provide several more products and services.

EXPANSION OF EXISTING BUSINESS

We believe that our business has been limited by its capital position. Increased capital will allow us to expand our existing business as set forth below:

We intend to intensify our efforts to attract higher producing independent registered representative by offering them a higher quality of service and a larger variety of financial products and service options to provide to their clients.

    The expanded services include:

    * Improved sales and business development education and support services

    *  Better continuing education programs

    * Enhanced electronic order processing, communications and record keeping

    *  Improved compliance support and communications

    *  Better contact with product and service suppliers

We also intend to expand our investment banking activities, hiring additional brokers and marketing specialized products to retail and institutional clients.

CLEARING AGENT AND CUSTOMER CREDIT

We currently use Southwest Securities, Inc. as our clearing agent on a fully disclosed basis (the "Clearing Agent"). The Clearing Agent processes all securities transactions and maintains the accounts of customers. Customer accounts are protected through the Securities Investor Protection Corporation ("SIPC") for up to $500,000, with coverage of cash balances is limited to $100,000. The Clearing Agent provides through an Excess Securities Bond an additional aggregate protection of $24.5 million per account above SIPC.

The services of the Clearing Agent include billing, credit control, receipt and custody and delivery of securities. The Clearing Agent provides the operational support necessary to process, record and maintain securities transactions for our brokerage and distribution activities. The total cost of the

Clearing Agent's services is closely monitored to determine the feasibility of our providing these services ourselves.

The Clearing Agent lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Agent maintaining collateral in the form of salable securities, cash or cash equivalents. Under the terms of our clearing agreement, we indemnify the Clearing Agent for any loss on these credit arrangements. As of December 31, 2001, we have approximately $6,335,137 million of margin credit outstanding to our customers through our Clearing Agent. We have implemented policy to avoid possible defaults on margin loans in the increased supervision of customers with margin loans. The net interest income to the Company from margin activities for the years ending December 31, 2001 and 2000 was not material. Margin interest for the years ending December 31, 2001 and 2000 was approximately 2.3% and 2.2%, respectively, of revenues.

REGULATION

The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the Securities and Exchange Commission (the "Commission") and various state agencies and self-regulatory organizations, such as NASD Regulation, Inc. ("NASDR"), an arm of the NASD. We are registered as a broker-dealer with the Commission and are a member firm of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASDR, which has been designated by the Commission as the Company's primary regulator. NASDR adopts rules (which are subject to approval by the Commission) that govern NASD members and conducts periodic examinations of member firms' operations. We are also subject to regulation by state securities administrators in those states in which we conduct business

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and reporting, continuing education and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers.

The Commission, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the integrity of the securities markets.

Our mutual fund distribution business is subject to extensive regulation as to duties, affiliations, conduct and limitations on fees under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the "1940 Act"), and the regulations of NASDR. As discussed above, the Company is a NASDR member. NASDR has prescribed rules (Rule 2830 of the NASDR Conduct Rules) with respect to maximum commissions, charges and fees related to investment in any open-end investment company registered under the 1940 Act.

NET CAPITAL REQUIREMENTS

As a registered broker-dealer and a member firm of NASDR, we are subject to the net capital rule of the Securities and Exchange Commission (the "Commission"). The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively.

Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. We have elected to compute our net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. Our required minimum net capital is now $100,000. As of December 31, 2001 we had NASD reported net capital of $1,022,889 and our ratio of aggregate indebtedness to net capital was .42 to 1.

Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the Commission and other regulatory bodies and ultimately may require its liquidation. We have met or exceeded all net capital requirements since the Company was started. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than a specified percentage of the minimum net capital requirement. Compliance with the net capital rule could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital, which in turn, could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.

COMPETITION

We encounter intense competition in all aspects of our securities business and compete directly with other securities firms, a significant number of which have greater capital and other resources. In addition to competition from firms currently in the securities business, there has recently been increasing competition from other sources, such as commercial banks and insurance companies offering financial services, and from other investment alternatives. We believes that the principal factors affecting competition in the securities industry are the quality and abilities of professional personnel, including their ability to effectuate a firm's commitments, and the quality, range and relative prices of services and products offered.

Although we may expand the financial services we can render to our customers, we do not now offer as broad a range of financial services as national stock exchange member firms, commercial banks, insurance companies and others.

PERSONNEL

At December 31, 2001, we had 13 full-time employees in addition to approximately 77 registered representatives. None of our personnel is covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our principal executive offices are located at 275 Parkway 575, Suite 100, Woodstock, GA 30188 where the Company leases approximately 4,700 square feet of office space from White Mountain Partners, Inc., an affiliated entity. The lease for these premises expires in October, 2005.

ITEM 3.  LEGAL PROCEEDINGS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                          PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

	(a)	There is no established public trading market for
the Company's Common Stock.

	Pursuant to section 701 of Regulation SB, the following disclosures are made:

        Item 701(a)   In 2001, the Company sold 10,500 shares
                      of its 7%, convertible, cumulative, $.01 par value preferred stock.

        Item 701(b) This item is not applicable as there are no underwriters involved in the sale of these securities.

        Item 701(c) The total proceeds from these sales were $105,000.

        Item 701(d) The sales were undertaken pursuant to Rule 506 of Regulation D as a non-public offering and further transfers were restricted in the absence of registration or exemption therefrom.

        (b)  Not applicable.



ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2001 AND 2000

Total revenue for the year ended December 31, 2001 decreased by $3,782,000 or 39% to $5,960,000 from $9,742,000 for the comparable period in 2000. This decline was due to a sharp reduction in securities transaction activity resulting from a general downward trend in securities prices.

Commission revenue decreased by $3,351,000 or 40% to $5,047,000 for the year ended December 31, 2001 from $8,399,000 in 2000. The decrease was due to an overall decline in the Company's business, resulting in a decrease in the number of clients and transactions.

Fees from clearing transaction charges and other income decreased by $375,000 or 28% for the year ended December 31, 2001 compared to the same period in 2000. This decrease was principally due to an overall decline in transactional business.

Total operating expenses for the year ended December 31, 2001 decreased by $3,558,000 or 34% to $6,883,000 from $10,441,000 for the same period in 2000. This decrease resulted from a reduction in transaction costs associated with decreased securities volume.

Commissions to brokers decreased by $2,858,000 or 42% to $4,022,000 for the year ended December 31, 2001 from $6,879,000 in the prior year. This decrease is attributable to decreased sales volume and a decrease in the number of clients.

Clearing costs decreased by $544,000 or 54% to $455,000 for the year ended December 31, 2001 from $999,000 in the prior year. Similar to the decrease in commissions to brokers, this decrease is attributable to the decreased transaction activity.

We experienced $ 27,586 of customer writeoffs through December 31, 2001, due to defaults on margin indebtedness. We have augmented our opening account forms so that clients and potential clients further aware of the responsibilities involved with carrying a margin account. We now have at our disposal database software which gives us more accurate information with regard to exposure in client accounts so that a potential account equity problem may be revealed earlier. We anticipate a lower rate of growth in this item for 2002, particularly through upgrades of our operating systems and equipment. We feel that the policies that we implemented are now working. In April and May of 2000, we experienced unusually high customer writeoffs due to significant defaults on margin indebtedness. These defaults on margin indebtedness were caused by a sudden and significant decrease in the value of certain stocks. We are diligently attempting to collect the funds owed through arbitration and litigation. To date, all cases heard by the NASD relating to these issues have been won by the Company. The total amount of unresolved claims by us against third parties at December 31, 2001 was approximately $600,000. The total dollar amount of unresolved claims against us at that date was approximately $114,000.The process is a lengthy one and is likely to continue for at least a year. As a result of the defaults, we have instituted a new policy whereby all margin accounts are immediately liquidated when the value of the collateral maintained for a customer decreases to 25% of the margin indebtedness. These liquidations are designed to increase the value of the collateral maintained for a customer to 50% of the margin indebtedness.


Selling, general and administrative expense decreased $157,000 or .94% to $2,406,000 for the year ended December 31, 2001 from $2,563,000 in the prior year. This decrease was due to an effort to decrease overall spending partially offset by the recognition of expense relating to the issuance of stock options to key employees in 2001. During 2001, management issued 555,500 options to purchase its common stock at an exercise price of $.01 per share. As a result of issuance of these options, compensation expense totaling $688,000 was recorded in 2001 and is included in selling, general and administrative expenses in the Company's financial statements.

The Company recorded income tax expense of $280,000 for the year ended December 31, 2001 and recorded an income tax benefit of $280,000 for the year ended December 31, 2000. The income tax expense recorded in 2001 was the result of the valuation allowance related to deferred tax benefits. Management recorded this allowance due to the fact that realization of future income tax benefits is dependent upon future income.

Net loss was $1,203,000 for the year ended December 31, 2001 compared to a net loss of $420,000 for the same period in 2000. The principal causes of the increase in net loss were a decrease in operating revenues and the increase in expenses relating to the issuance of stock options in 2001.

Revenues from insurance sales are not significant at this time.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at December 31, 2001 were $1,086,000.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at December 31, 2001 was $1,023,000 and our ratio of aggregate indebtedness to net capital was .42 to 1.

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

During 2001, the Company issued 10,500 shares of its 7%, convertible, cumulative, $.01 par value preferred stock for proceeds of $105,000. The proceeds from the sale of this stock will be used to expand the Company's business and for general corporate purposes.

The Company's cash and cash equivalents increased by $35,000 to $826,000 as of December 31, 2001, from $791,000 as of
December 31, 2000. This increase was due to cash provided by investing and financing activities of $248,000 and $47,000, respectively, partially offset by cash used in operating activities of $260,000. For more information on the cash flows of the Company, please see the statement of cash flows included in the Company's financial statements appearing elsewhere herein.

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



ITEM 7.	FINANCIAL STATEMENTS

     The following financial statements are included herein:

     Report of Independent Certified Public Accountants

     Balance Sheets as of December 31, 2001 and 2000

     Statements of Operations for the years ended
     December 31, 2001 and 2000

     Statements of Shareholders' Equity for the years ended December 31, 2001 and 2000

     Statements of Cash Flows for the years ended
     December 31, 2001 and 2000

     Notes to Financial Statements

     Supplemental Schedule - Computation of Net Capital
     Under Rule 15c3-1 of the Securities and Exchange
     Commission

               [PORTER KEADLE MOORE, LLP LETTERHEAD]









           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Shareholders
Raike Financial Group, Inc.:


We have audited the accompanying balance sheet of Raike Financial Group, Inc. (the "Company") as of December 31, 2001, and the related statement of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Raike Financial Group, Inc. as of and for the year ended December 31, 2000, were audited by other auditors, whose report dated January 1, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Raike Financial Group, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in the Supplemental Schedule is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by Rule 17a-5 of the Securities Exchange Act of 1934. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.


                                         /S/PORTER KEADLE MOORE, LLP


Atlanta, Georgia
February 1, 2002

                    RAIKE FINANCIAL GROUP, INC.

                          Balance Sheets

                     December 31, 2001 and 2000




                                                   2001              2000
                                               ------------      -------------

                         Assets
                         ------

Cash and cash equivalents                      $    826,430            791,194
Certificate of deposit                              134,315            126,133
Marketable investment securities, at
  market value                                      153,147            194,563
Furniture, fixtures, and equipment,
  at cost, net of accumulated depreciation
  of $45,980 and $34,010, respectively               19,912             28,667
Commissions receivable                              357,536            312,704
Mortgage receivable                                    -               259,890
Deferred tax asset                                     -               279,869
Other assets                                        148,249            241,881
                                               ------------      -------------
                                               $  1,639,589          2,234,901
                                               ============      =============


         Liabilities and Shareholders' Equity
         ------------------------------------

Liabilities:
  Accounts payable                             $     66,721            310,180
  Commissions payable                               308,712            213,988
  Other liabilities                                  50,000             22,663
  Trading margin                                    127,897            185,752
                                               ------------      -------------
     Total liabilities                              553,330            732,583
                                               ============      =============

Commitments and contingencies

Shareholders' equity:
  Convertible cumulative preferred stock
    of $.01 par value; 5,000,000 shares
    authorized; 10,500 shares issued and
    outstanding in 2001                                 105               -
  Common stock of $.01 par value;
    20,000,000 shares authorized;
    17,096,752 issued in 2001 and 2000              170,968            170,968
  Additional paid-in capital                      2,529,178          1,742,283
  Accumulated deficit                            (1,539,742)          (336,683)
  Treasury stock; 60,000 shares in 2001
    and 2000                                        (74,250)           (74,250)
                                               ------------      -------------
      Total shareholders' equity                  1,086,259          1,502,318
                                               ------------      -------------
                                               $  1,639,589          2,234,901
                                               ============      =============









See accompanying notes to financial statements.

                       RAIKE FINANCIAL GROUP, INC.

                         Statements of Operations

             For the Years Ended December 31, 2001 and 2000




                                                    2001               2000
                                                ------------      -------------


Operating income:

  Commissions                                   $  5,047,195          8,398,636
  Interest and dividends                             146,973            214,379
  Losses on marketable investment securities        (178,465)          (190,857)
  Other fees                                         944,009          1,319,409
                                                ------------      -------------
     Total operating income                        5,959,712          9,741,567
                                                ------------      -------------


Operating expenses:
  Commissions to brokers                           4,021,682          6,879,182
  Clearing costs                                     455,169            999,374
  Selling, general and administrative
    expenses                                       2,406,051          2,562,682
                                                ------------      -------------
     Total operating expenses                      6,882,902         10,441,238

     Net loss from operations                       (923,190)          (699,671)

Income tax expense (benefit)                         279,869           (279,869)
                                                ------------      -------------

     Net loss                                   $ (1,203,059)          (419,802)
                                                ============      =============

Net loss per share, based on weighted
  average shares outstanding of
  17,096,752 in 2001 and 16,640,552 in 2000     $       (.07)              (.03)
                                                ============      =============





See accompanying notes to financial statements.

                         RAIKE FINANCIAL GROUP, INC.

                      Statements of Shareholders' Equity

               For the Years Ended December 31, 2001 and 2000



                                                                       Retained
                                                          Addt'l       Earnings                    Total
                                   Preferred   Common     Paid-In     (Accumulated    Treasury   Shareholders'
                                    Stock      Stock      Capital       Deficit         Stock       Equity
                                   ---------   ------    ---------    ------------    ---------  ------------

Balance at December 31, 1999       $    -      162,888     615,157          83,119     (49,500)       811,664

Proceeds from private placement
  stock sales                           -        8,080   1,127,126            -           -         1,135,206
Repurchase of treasury stock
  (20,000 shares)                       -         -           -               -        (24,750)       (24,750)
Net loss                                -         -           -           (419,802)       -          (419,802)
                                   ---------   -------   ---------    ------------    --------   ------------

Balance at December 31, 2000            -      170,968   1,742,283        (336,683)    (74,250)     1,502,318

Proceeds from private placement
  stock sales                            105      -        104,895            -           -           105,000
Stock options issued                    -         -        682,000            -           -           682,000
Net loss                                -         -           -         (1,203,059)       -        (1,203,059)
                                   ---------   -------   ---------    ------------    --------   ------------

Balance at December 31, 2001       $     105   170,968   2,529,178      (1,539,742)    (74,250)     1,086,259
                                   =========   =======   =========    ============    ========   ============




See accompanying notes to financial statements.

                       RAIKE FINANCIAL GROUP, INC.

                        Statements of Cash Flows

           For the Years Ended December 31, 2001 and 2000



                                                    2001               2000
                                                ------------      -------------
Cash flows from operating activities:
Net loss                                        $ (1,203,059)          (419,802)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                      11,970             11,089
    Compensation expense related to stock
      options issued                                 682,000               -
    Provision for deferred taxes                     279,869           (279,869)
    Change in marketable investment securities        41,416           (180,576)
    Change in commissions receivable                 (44,832)           277,553
    Change in accounts payable                      (243,459)           289,711
    Change in commissions payable                     94,724           (344,856)
    Change in other                                  120,969            (64,146)
                                                ------------      -------------
       Net cash used in operating activities        (260,402)          (710,896)
                                                ------------      -------------

Cash flows from investing activities:
  Proceeds from mortgage receivable                  259,890               -
  Purchases of furniture, fixtures and equipment      (3,215)           (24,074)
  Advances on mortgage receivable                       -              (259,890)
  Change in certificate of deposit                    (8,182)            (6,133)
                                                ------------      -------------
       Net cash provided (used) in investing
       activities                                    248,493           (290,097)
                                                ------------      -------------

Cash flows from financing activities:
  Proceeds from private placement stock sales        105,000          1,135,206
  Net change in trading margin                       (57,855)           185,752
  Repurchase of treasury stock                          -               (24,750)
                                                ------------      -------------

      Net cash provided by financing activities       47,145          1,296,208
                                                ------------      -------------

      Net change in cash                              35,236            295,215
                                                ------------      -------------

Cash at beginning of period                          791,194            495,979
                                                ------------      -------------
Cash at end of period                           $    826,430            791,194
                                                ============      =============

Supplemental disclosure of cash paid for:
  Interest                                      $     18,071             14,460
  Income taxes                                  $       -                20,469

Supplemental disclosure of non-cash
financing activities:
  Issuance of stock options                     $    682,000               -







See accompanying notes to financial statements.

                     RAIKE FINANCIAL GROUP, INC.

                    Notes to Financial Statements


(1)  Description of Business and Summary of Significant
     Accounting Policies
     --------------------------------------------------

Business
--------
Raike Financial Group, Inc. (the "Company") is a full service securities brokerage firm, which has been in business since 1995. The Company is registered as a broker-dealer with the National Association of Securities Dealers ("NASD") in 46 states and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company offers full service commission and fee based money management services to individual and institutional investors. The Company maintains a custody-clearing relationship with Southwest Securities, Inc.

Basis of Presentation
---------------------
The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") and to general practices within the broker-dealer industry. The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Revenue Recognition and Commissions Receivable
----------------------------------------------
Commissions represent the spread between buy and sell transactions processed and net fees charged to customers on a transaction basis for buy and sell transactions processed.
Commissions are recorded on a settlement date basis, which does not differ materially from trade date basis.

Marketable Investment Securities
--------------------------------
Marketable investment securities are recorded at their market value, with the difference between cost and market reflected as unrealized gain or loss in the statement of operations.
Marketable investment securities transactions of the Company are recorded on a trade date basis.

Furniture, Fixtures and Equipment
---------------------------------
Furniture, fixtures and equipment are reported at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets (three to seven years).

Income Taxes
------------
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

                 RAIKE FINANCIAL GROUP, INC.

(1)  Description of Business and Summary of Significant
     Accounting Policies, continued
     --------------------------------------------------

Cash and Cash Equivalents
-------------------------
For purposes of the statements of cash flow, the Company considers all investments with an original maturity of three months or less to be a cash equivalent. As of December 31, 2001 and 2000, the Company maintained cash balances with financial institutions and brokerage companies totaling $648,429 and $647,863, respectively, that exceeded the Federal deposit insurance limits, where applicable.

Trading Margin
--------------
Trading margin represents amounts loaned to the Company to purchase certain marketable investment securities. The trading margin is collateralized by the Company's marketable investment securities and bears interest at a floating rate.

Treasury Stock
--------------
Treasury stock is accounted for by the cost method. Subsequent reissuances are accounted for at average cost.

Net Earnings (Loss) Per Share
-----------------------------
The Company is required to report earnings (loss) per share on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the Company must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share." During the year ended December 31, 2001, the Company had potential common stock issuances outstanding totaling 608,000 related to stock options and warrants. However, the effect of these potential common stock issuances would be anti-dilutive, due to the net loss for the year, and thus the effect of these potential common stock issuances have been excluded from the computation of net loss per share. During the year ended December 31, 2000, the Company had no potential common stock issuances outstanding.

(2)  Related Party Transactions and Commitments
     ------------------------------------------

The Company has outstanding loans to certain affiliated parties. As of December 31, 2000, Raike & Associates, L.L.C. owed the Company $34,115. In addition, the Company had loans outstanding as of December 31, 2000 to the majority shareholder of the Company totaling $31,554. These loans were either written off or paid in full as of December 31, 2001.

The Company has entered into an employment agreement with the majority shareholders of the Company. This employment agreement calls for annual salaries totaling $250,000. Additionally, the majority shareholders are to receive a bonus equal to 2.5% of revenues of the Company. During 2001, this bonus totaled $148,678, of which $100,000 was forgone by the majority shareholders. Additionally in 2001, the majority shareholders declined $31,554 in salary. During 2000, the majority shareholders received their annual salaries and $243,348 in bonuses.

As of December 31, 2001 and 2000, the Company has advanced approximately $121,000 and $113,000, respectively, to Fresco
Foods, LLC a restaurant partially owned by the majority shareholders of the Company. This advance is payable on demand, unsecured, and bears interest at an annual rate of 10%.

Effective October 13, 2000, the Company signed a five-year lease for approximately 4,500 square feet of office space at a rate of $18 per square foot or $84,000 per year. The lessor is White Mountain Partners, Inc., a corporation wholly owned by the majority shareholders of the Company. Rent expense for the years ended December 31, 2001 and 2000 approximated $85,000 and $59,000, respectively.

                   RAIKE FINANCIAL GROUP, INC.

(2)  Related Party Transactions and Commitments, continued
     -------------------------------------------
Future minimum lease payments on this lease at December 31, 2001 were as follows:

	Year Ending December 31,
        ------------------------
                 2002               $    84,600
                 2003                    84,600
                 2004                    84,600
                 2005                    77,550
                                    -----------
                                    $   331,350
                                    ===========


B/D Compliance Associates, Inc., a company owned by a director of the Company has provided regulatory consulting services. These services were provided at rates which management believes are comparable to those charged by unrelated compliance service providers. During 2001 and 2000, the Company paid $11,167 and $16,118, respectively, for services related to this agreement.

(3)  Net Capital Requirements
     ------------------------

The Company is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2001, the Company had net capital of $1,022,889 which was $922,889 in excess of its required net capital of $100,000. The Company's net capital ratio was .42 to 1.

(4)  Marketable Investment Securities
     --------------------------------

Marketable investment securities at December 31, 2001 and 2000 consist of equity securities. These securities serve as collateral for the Company's trading margin.

(5)  Income Taxes
     ------------

The components of income tax expense (benefit) for the years ended December 31, 2001 and 2000 are as follows:

                                           2001          2000
                                       ----------     ---------

     Current                           $     -             -
     Deferred                            (336,624)     (279,869)
     Change in valuation allowance        616,493          -
                                       ----------     ---------

                                       $  279,869      (279,869)
                                       ==========     =========


The difference between income tax expense computed by applying the statutory federal income tax rate to loss before taxes for the year ended December 31, 2001 is due primarily to the valuation allowance. The difference between income tax benefit computed by applying the statutory federal income tax rate to loss before taxes for the year ended December 31, 2000 is due to state income taxes.

The following summarizes the components of deferred taxes at December 31, 2001 and 2000.

                                         2001          2000
                                      ---------     ---------
    Deferred income tax assets:
    Operating loss carryforwards      $ 338,493       279,869
    Stock compensation expense          259,000          -
    Non-deductible expenses              19,000          -
                                      ---------     ---------
    Total gross deferred income
      tax assets                        616,493       279,869
    Less valuation allowance            616,493          -
                                      ---------     ---------

       Net deferred tax asset         $    -          279,869
                                      =========     =========

                    RAIKE FINANCIAL GROUP, INC.

(5)  Income Taxes, continued
     -------------

During 2001, a valuation allowance was established for the net deferred tax asset, as the realization of the deferred tax asset is dependent on future taxable income.

At December 31, 2001, the Company had net operating loss carryforwards for tax purposes of approximately $890,771, which will expire beginning in 2015 if not previously utilized.

(6)  Miscellaneous Operating Expenses
     --------------------------------

Components of selling, general and administrative expenses which are greater than 1% of total revenues for the years ended
December 31, 2001 and 2000 are as follows:

                                        2001             2000
                                     -----------     -----------

   Consultant fees                   $   317,676         255,329
   Customer write offs                    27,586         673,848
   Licenses and registrations            126,339         101,477
   Rent                                  117,050          58,812
   Compensation                        1,010,927         332,460
   Legal and professional fees           150,392          54,291


(7)  Shareholders' Equity
     --------------------

Stock Option Plan

The Company sponsors an incentive stock option plan for the benefit of certain employees in order that they might purchase Company stock at a certain price. A total of 800,000 shares of the Company's common stock are reserved for possible issuance under this plan. During 2001, 555,500 options were issued pursuant to this plan at an option price of $.01. These options are currently exercisable and expire on December 31, 2003.

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" requires the Company to calculate the compensation expense that would be recorded if the Company were to include the fair value of options issued in employee compensation. This compensation expense is to be included in proforma disclosures of net loss and net loss per share. Had compensation cost been recognized based upon the fair value of the options at the grant dates, the Company's net loss and net loss per share would not have been materially different for the years ended December 31, 2001 and 2000. The weighted average grant date fair value of options issued in 2001 was $1.23. This fair value was estimated using the Minimum Value pricing model with the following assumptions: dividend yield of 0%; risk-free interest rate of 4.5% and an expected life of two years.

The Company has chosen not to adopt to cost recognition principles of SFAS No. 123 and accounts for its stock options under Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees." APB No. 25 requires the Company to recognize compensation expense for the difference between the market price and the exercise price at the grant date. Accordingly, the Company recognized $682,000 in compensation expense for options granted in 2001.

Stock Split

On July 19, 2001, the Company declared a four-for-one stock split. All share and per share amounts have been restated to reflect this split as if it had occurred on January 1, 2000

              RAIKE FINANCIAL GROUP, INC.

(7)  Shareholders' Equity, continued
     ---------------------

Preferred Stock

During 2001, the Company issued 10,500 shares of its Series A Preferred Stock ("preferred stock") for $105,000. The preferred stock pays a cumulative annual dividend of $.70 per share. Each share of preferred stock is convertible into five shares of common stock at the option of the holder. Each share of preferred stock is mandatorily convertible into five shares of common stock upon the filing of public offering registration statement or a change in control (as defined). The Company may redeem the preferred stock by giving 30 day's notice to the preferred stockholders for a redemption price of $10.00 per share. Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders. The preferred stock has no voting rights.

Warrants

In connection with the issuance of the Company's convertible cumulative preferred stock, the Company has issued 26,250 Class A warrants and 26,250 Class B warrants. The Class A warrants allow each holder to purchase one share of common stock for $2.00 and expire on January 31, 2003 and the Class B warrants allow each holder to purchase one share of common stock for $3.00 and expire on January 31, 2004.

Issuance of Common Stock

During 2000, the Company issued 808,000 shares of common stock for $1,135,206. The proceeds of this stock offering were used for general corporate purposes.

(8)  Commitments and Contingencies
     -----------------------------

The Company has been named as defendant in several law suits that allege violations of federal and state securities laws and claim substantial damages. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various law suits will not result in material adverse effect on the Company's financial position.

                  RAIKE FINANCIAL GROUP, INC.

                    Supplemental Schedule

       Computation of Net Capital Under Rule 15c3-1 of the Securities and Exchange Commission

                      December 31, 2001



Computation of Net Capital:
---------------------------

Total shareholders' equity                                  1,086,259
Non-allowable assets                                         (168,161)
Exclusion of liabilities                                      127,897
                                                          -----------

Tentative net capital                                       1,045,995
Haircuts                                                      (23,106)
                                                          -----------
Net capital                                                 1,022,889
Minimum net capital                                           100,000
                                                          -----------
                                                          $   922,889
                                                          ===========

             Excess net capital

Aggregate Indebtedness to Net Capital Ratio:
--------------------------------------------

Liabilities:
  Accounts payable                                        $    66,721
  Commissions payable                                         308,712
  Other liabilities                                            50,000
                                                          -----------

Aggregate indebtedness                                    $   425,433
                                                          ===========
Net capital                                               $ 1,022,889
                                                          ===========

Ratio                                                        .42 to 1
                                                          ===========


Reconciliation with Company's computation
(included in Part II of its FOCUS report
as of December 31, 2001):
-----------------------------------------

Net capital, as reported in Part II of FOCUS report       $ 1,003,091
Audit adjustments, net                                       (108,099)
Exclusion of liabilities                                      127,897
                                                          -----------
Net capital                                               $ 1,022,889
                                                          ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 1, 2002, the Company engaged Porter Keadle Moore, LLP independent accountants to audit the Company's financial statements for the year ended December 31, 2001 and elected not to renew the engagement the Company's previous independent accountants, Davis Auditing & Accounting. No adverse opinions or disclaimers of opinion were given by Davis Auditing & Accounting during the years ended December 31, 2000 or 1999, nor were any of their opinions qualified as to uncertainty, audit scope, or accounting principle, during the time Davis Auditing & Accounting was engaged. There were no disagreements or "reportable events" of any nature between the Company and Davis Auditing & Accounting during the years ended December 31, 2000 and 1999, and the subsequent interim period through February 1, 2002.




                             PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is information regarding our directors and
executive officers.   We have no other management employees
besides those described below, and there are currently no other persons under consideration to become directors or executive officers.

NAME                            AGE        POSITION
----                            ---        --------

William J. Raike, III           43         Chairman, President and CEO

Shannon Raike                   31         Executive Vice President,
                                           Treasurer and CFO

Morris L. Brunson               65         Director

William D. Bertsche             60         Director

Carrie Wisniewski               40         Director


The Board of Directors has designated an Audit Committee of the Board of Directors consisting of three Directors, that will review the scope of accounting audits, review with the independent auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, review with the independent auditors their final report, review with internal and independent auditors overall accounting and financial controls, and be available to the independent auditors during the year for consultation purposes. The Board of Directors has also designated a Compensation Committee of the Board of Directors consisting of three Directors, which will review the performance of senior management, recommend appropriate compensation levels and approve the issuance of stock options pursuant to the Company's stock option plan. All Directors and officers of the Company serve until their successors are duly elected and qualify.

The Audit committee consists of Morris Brunson, Carrie
Wisniewski, and Shannon Raike.

The Compensation Committee consists of Morris Brunson, William
Raike, and William Bertsche.

William J. Raike, III, Chairman, President and CEO

Mr. Raike's fifteen-year tenure in the financial services industry has been marked with numerous accomplishments. His brokerage career began as a Financial Consultant with the NASD member national brokerage firm JW Gant & Co., where he started as a trainee and in less than five years was promoted to vice-president and branch manager in Atlanta, Ga. Mr. Raike later spent approximately two years with Davenport & Co., a NYSE Member Firm located in Richmond, VA and approximately two years as owner-operator an independent NASD member firm. Mr. Raike formed Raike Financial Group, Inc. in March of 1995 and through his extensive knowledge of the securities industry has been successful in growing the Company from 2 registered representatives and $200,000.00 in revenues in 1995 to over 100 registered representatives and approximately $10,000,000.00 in revenues in five years. Mr. Raike oversees all divisions of the Company holds the Series 4(Registered Options Principal), 7(General Securities Representative), 24(General Securities Principal), 55 (Equity Trader), 63(State Securities License) and 65(Registered Investment Advisor) licenses.

Shannon L. Raike, Vice President, Treasurer and CFO

Shannon Raike graduated from Brenau College with an associates degree in accounting. Upon graduating from college in 1992, Mrs. Raike held an accounting position with Nuclear Support Services, Inc. where she gained extensive experience in corporate accounting and federal rules and regulations surrounding the nuclear power industry. Mrs. Raike also held previous positions with Associated Consumers and Henze Services, both in the nuclear power industry, in the accounting and payroll departments. Since Raike Financial's inception in 1995, Mrs. Raike has been the Chief Financial Officer in charge of all administrative and operational aspects of a broker/dealer. She is licensed in the Series 27(Financial Operations Principal) and 28(Introducing Broker-Dealer Financial Operations Principal) and acts as financial principal to the firm. Currently, she leads the operations and finance departments at Raike Financial Group, Inc.

William Raike and Shannon Raike have been married since 1992.

Morris L. Brunson, Director

Mr. Brunson graduated from Berry College in 1958 with a degree in Business Administration with a concentration in Accounting. His career has been spent in the accounting and financial areas primarily in the health care business. He was the Accounting Manager for Floyd Medical Center, a Cost Accountant for Ledbetter Construction Co. and during the 1980's held fundraising and training positions at the American Red Cross and from 1991 to 1993 served on the appropriations committee of the United Way.
He retired from Floyd Medical Center in 1998 to pursue the management of several personal investments.

William D. Bertsche, Director

Mr. Bertsche was educated at Santa Rosa College in Santa Rosa, CA and at River Falls College in WI. At an early age, Mr. Bertsche previously managed a family business in the dairy industry (from 1959 to 1968) and from 1973 to the present has managed private business ventures in the private security industry. He is an entrepreneur and has been self employed for the better part of his life and spends his time managing his personal investments.

Carrie Wisniewski, Director

Ms. Wisniewski has over 16 years of securities industry experience and has an MBA in finance as well as Certified Financial Planner. Ms. Wisniewski began her career at Merrill Lynch as a registered representative and later served in the compliance department. Most recently she was employed by the Atlanta district office of the NASD as a senior compliance examiner, where she earned several awards for outstanding achievements. In 1994, Carrie formed B/D Compliance Associates, Inc., an independent compliance consulting firm, where she serves as president. Carrie holds the Series 7 (General Securities Representative), Series 24 (General Securities Principal), Series 53 (Municipal securities Principal), Series 27 (Financial & Operations Principal), and Series 4 (Registered Options Principal) securities licenses. She also serves as an NASD arbitrator and an expert witness in cases involving NASD compliance issues.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the current annual salaries of i) each of our two highest-paid officers and ii) the Company's officers or directors as a group:


NAME OR IDENTITY OF GROUP    TITLE                         COMPENSATION
-----------------------------------------------------------------------
William J. Raike, III        Chairman, President            $   130,000
                             and CEO

Shannon L. Raike             Executive Vice-President       $   120,000
                             Treasurer and CFO

TOTAL SALARIES FOR THE YEAR 2001 OF OFFICERS
AND DIRECTORS AS A GROUP                                    $   250,000


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The following table sets forth the record ownership of our Common Stock as of December 31, 2001 as to (i) each person or entity who owns more than five percent (5%) of any class of our Securities (including those shares subject to outstanding options), ( ii) each person named in the table appearing in "Remuneration of Directors and Officers", and (iii) all officers and directors of the Company as a group.

NAME & ADDRESS               SHARES OWNED              PERCENT OF CLASS
-----------------------------------------------------------------------

William Raike, III             12,816,000                    75.0%

Morris Brunson                  1,544,000                     9.0%

William Bertsche                  800,000                     4.7%

                        TOTAL  15,160,000                    88.7%


OFFICERS & DIRECTORS
AS A GROUP                     15,160,000                    88.7%


To the best of our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, subject to community property laws
where applicable.   The above referenced number of shares does
not include shares available upon exercise of the options described below.

OPTIONS

In January, 1998 our Board Adopted the Raike Financial Stock Option Plan and authorized the reservation of 800,000 shares of our Common Stock for issuance pursuant to the Plan. The Plan is intended to provide qualified stock options under the Internal Revenue Code to employees, registered representatives, consultants and others in the service of the Company, in recognition of services rendered.

The options are to be issued upon such terms and restrictions as shall be determined by the Stock Option Committee of our Board of Directors.

Neither the options nor the underlying Common Stock are registered for public sale under the securities laws. The options Common Stock cannot be transferred unless so registered or pursuant to an opinion of counsel that such registration is not required.
In December 1998, we adopted the 1998 Employee Stock Option Plan, (the "Plan"). See below under "Executive Compensation." During 1998, 1999 and 2000 the Company did not grant any options or issue any shares under the Plan.

In 2001 555,500 options were issued to 21 persons, either as employees or consultants. These options are all exercisable at $.01 per share and expire December 31, 2003. Certain options are subject to vesting requirements and will expire if the individual leaves the service of the Company. Options issued to officers and directors were as follows:

    Name and Title                                  Options
    --------------                                  -------

    Carrie Wisniewski, Director                     40, 000

    All Officers and Directors
    as a Group    ( 1 in number )                   40,0000


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company has outstanding loans to certain affiliated parties. As of December 31, 2000, Raike & Associates, L.L.C. owed the Company $34,115. In addition, the Company had loans outstanding as of December 31, 2000 to the majority shareholder of the Company totaling $31,554. These loans were either written off or paid in full as of December 31, 2001.

The Company has entered into an employment agreement with the majority shareholders of the Company. This employment agreement calls for annual salaries totaling $250,000. Additionally, the majority shareholders are to receive a bonus equal to 2.5% of revenues of the Company. During 2001, this bonus totaled $148,678, of which $100,000 was forgone by the majority shareholders. Additionally in 2001, the majority shareholders declined $31,554 in salary. During 2000, the majority shareholders received their annual salaries and $243,348 in bonuses.

As of December 31, 2001 and 2000, the Company has advanced approximately $121,000 and $113,000, respectively, to Fresco
Foods, LLC a restaurant partially owned by the majority shareholders of the Company. This advance is payable on demand, unsecured, and bears interest at an annual rate of 10%.

Effective October 13, 2000, the Company signed a five-year lease for approximately 4,500 square feet of office space at a rate of $18 per square foot or $84,000 per year. The lessor is White Mountain Partners, Inc., a corporation wholly owned by the majority shareholders of the Company. Rent expense for the years ended December 31, 2001 and 2000 approximated $85,000 and $59,000, respectively.



ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)	Exhibits

	Reference is made to the Exhibits filed with Form 10-SB of the Company (File No. _____________________ ).


(b)	Reports on Form 8-K filed in the fourth quarter of 2001:  None.

                            SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  RAIKE FINANCIAL GROUP, INC.




                                  By:_____/s/William Raike___________
                                     William Raike
                                     President and Chief
                                     Executive Officer




                                  By:_____/Shannon Raike_____________
                                     Shannon Raike
                                     Chief Financial Officer


                                  Date:   April 10, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                       Date
---------                            -----                       ----

                            President and Chief Executive
                            Officer, Director (Principal
                            Executive Officer)
____/s/William Raike_____                                     April 10, 2002
William Raike

___/s/Morris L. Brunson__   Director                         April 11, 2002
Morris L. Brunson


___/s/William D. Bertsche   Director                         April 11, 2002
William D. Bertsche


___/s/Carrie Wisniewski__   Director                         April 10, 2002
Carrie Wisniewski


                            Secretary, Director (Principal
                            Financial and Accounting Officer)
___/s/Shannon Raike______                                    April 10, 2002
Shannon Raike