Form 10QSB
period 2002-03-31
RAIKE FINANCIAL GROUP INC/GA
filed 2002-05-20
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-QSB

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2002

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                    Commission file number 000-32997

                        Raike Financial Group, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        Georgia                        6211                  58-2161804
-------------------------       --------------------     ------------------
(State of Jurisdiction of       (Primary Standard         (I.R.S. Employer
    Incorporation or                 Industrial          Identification No.)
     organization)               Classification Code

275 Parkway 575 Suite 100
Woodstock, Georgia                                             30188
-------------------------------                          ------------------
(Address of principal executive                              (Zip Code)
         offices)

                               770-516-6996
                            ------------------
                            (Telephone Number)


                               Not Applicable
                        -----------------------------
                        (Former name, former address
                            and former fiscal year,
                        if changed since last report)

   Check whether the issurer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  [ ]         NO  [X]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       17,036,752 shares of common stock, $.01 par value per share, issued and outstanding as of May 8, 2002.

   Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

                        RAIKE FINANCIAL GROUP, INC.

                                    INDEX

                                                                   Page No.
                                                                   --------

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements                                        3

          Balance Sheet (unaudited) at March 31, 2002                 3

          Statements of Operations (unaudited) for the Three
          Months Ended March 31, 2002 and 2001                        4

          Statements of Cash Flows (unaudited) for the Three
          Months Ended March 31, 2002 and 2001                        5

          Notes to Financial Statements (unaudited)                   6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                           9

  Item 2. Changes in Securities                                       9

  Item 3. Defaults Upon Senior Securities                             9

  Item 4. Submission of Matters to a Vote of Security Holders         9

  Item 5. Other Information                                           9

  Item 6. Exhibits and Reports on Form 8-K                            9







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

                  PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                    RAIKE FINANCIAL GROUP, INC.

                                  Balance Sheet
                                   (unaudited)

                                 March 31, 2002


                                     Assets
                               ------
Cash and cash equivalents                                  $    633,805
Certificate of deposit
                                                                134,315
Marketable investment securities, at market value                79,206
Furniture, fixtures, and equipment                               19,967
Commissions receivable                                          696,432
Other assets                                                    147,973
                                                           ------------
                                                           $  1,711,698
                                                           ============
                 Liabilities and Shareholders' Equity
                 ------------------------------------
Liabilities:
  Accounts payable                                         $     46,334
  Commissions payable                                           548,604
  Other liabilities                                              25,000
  Trading margin                                                 79,206
                                                           ------------
    Total Liabilities                                           699,144
                                                           ------------

Shareholders' Equity:
  Convertible cumulative preferred stock
    of $.01 par value; 5,000,000 shares authorized;
    10,500 shares issued and outstanding                            105
  Common stock of $.01 par value;
    20,000,000 shares authorized;
    17,096,752 shares issued                                    170,968
  Additional paid-in capital                                  2,529,178
  Accumulated deficit                                        (1,613,447)
  Treasury stock 60,000 shares                                  (74,250)
                                                           ------------
    Total Shareholders' Equity                                1,012,554
                                                           ------------
                                                           $  1,711,698
                                                           ============

                      RAIKE FINANCIAL GROUP, INC.

                            Statements of Operations
                                   (unaudited)

              For the Three Months Ended March 31, 2002 and 2001

                                                 2002             2001
                                              -----------     -----------
Operating income:
  Commissions                                 $ 1,386,816       1,364,056
  Interest income                                  49,361          38,124
  Losses on marketable investment
    securities                                    (71,338)        (44,272)
  Other fees                                      181,032         265,379
                                              -----------     -----------
     Total operating income                     1,545,871       1,623,287
                                              -----------     -----------

Operating expenses:
  Commissions to brokers                        1,139,816       1,056,295
  Clearing costs                                   83,756         188,710
  Selling, general and administrative
    expenses                                      396,130         490,200
                                              -----------     -----------
     Total operating expenses                   1,619,576       1,735,205
                                              -----------     -----------

     Net loss                                 $   (73,705)       (111,918)
                                              ===========     ===========
Net loss per share, based on weighted
  average shares outstanding of
  17,036,752                                  $      (.00)           (.01)
                                              ===========     ===========

                      RAIKE FINANCIAL GROUP, INC.

                            Statements of Cash Flows
                                   (unaudited)

           For the Three Months Ended March 31, 2002 and 2001

                                                      2002             2001
                                                  -----------     -----------

Cash flows from operating activities:
  Net loss                                        $   (73,705)       (111,918)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Change in marketable investment
        securities                                     73,941          76,064
      Change in commissions receivable               (338,896)        (73,273)
      Change in accounts payable                      (20,387)       (228,644)
      Change in commissions payable                   239,892          79,898
      Change in other                                 (24,724)        (60,079)
                                                  -----------     -----------
          Net cash used in operating
          activities                                 (143,879)       (317,952)
                                                  -----------     -----------
Cash flows from investing activities:
  Proceeds from mortgage receivable                      -            259,890
  Purchases of furniture, fixtures and equipment          (55)         (2,950)
                                                  -----------     -----------
          Net cash provided (used) in investing
            activities                                    (55)        256,940
                                                  -----------     -----------
Cash flows from financing activities
  consisting of change in trading margin              (48,691)         48,570
                                                  -----------     -----------

          Net change in cash                         (192,625)       (109,582)

Cash at beginning of period                           826,430         791,194
                                                  -----------     -----------
Cash at end of period                             $   633,805         681,612
                                                  ===========     ===========

                    RAIKE FINANCIAL GROUP, INC.
                          Notes to Financial Statements


(1)  Organization
     ------------

     Raike Financial Group, Inc. (the "Company") is a full service securities brokerage firm, which has been in business since 1995. The Company is registered as a broker-dealer with the National Association of Securities Dealers ("NASD") in 48 states and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company offers full service commission and fee based money management services to individual and institutional investors. The Company maintains a custody-clearing relationship with SWS Securities, Inc.

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results of a full year's operations.

     The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP). In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates.

Item 2.
                     RAIKE FINANCIAL GROUP, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        For the Three Months Ended March 31, 2002 and 2001

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Total revenue for the three months ended March 31, 2002 decreased by $77,416 or 5% to $1,545,871 from $1,623,287 for the comparable period in 2001.

Commission revenue increased by $22,760 or 2% to $1,386,816 from $1,364,056 for the comparable period in 2001. The increase was due to an overall increase in the Company's business, resulting from an increase in the number of clients and transactions.

Fees from clearing transaction charges and other income decreased by $84,347 or 32% for the three months ended March 31, 2002 compared to the same period in 2001. This decrease was principally due to an overall decline in transactional business.

Total operating expenses for the three months ended March 31, 2002 decreased by $116,129 or 7% to $1,619,076 from $1,735,205 for the same period in 2001. This decrease resulted from a reduction in transaction costs and a decrease in administrative expenses.

Commissions to brokers increased by $83,395 or 8% to $1,139,690 for the three months ended March 31, 2002 from $1,056,295 in the prior year. This increase is attributable to increased sales volume and an increase in the number of clients.

Clearing costs decreased by $104,954 or 56% to $83,756 for the three months ended March 31, 2002 from $188,710 in the prior year. This decrease was due to the Company negotiating a lower clearing fee with its clearing agent at the beginning of 2002. As a percentage of commission income clearing costs were 6% in 2002 compared to 14% in 2001.

Selling, general and administrative expense decreased $94,570 or 19% to $395,630 for the three months ended March 31, 2002 from $490,200 in the prior year. This decrease was due to an effort to decrease overall spending.

Net loss was $73,205 for the three months ended March 31, 2002 compared to a net loss of $111,918 for the same period in 2001. The principal cause of the decrease in net loss was a decrease in clearing costs.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at March 31, 2002 were $1,012,554.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at March 31, 2002 was $832,598.

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

The Company's cash and cash equivalents decreased by $192,625 to $633,805 as of March 31, 2002, from $826,430 as of December 31, 2001. This decrease was due to the net loss from operations during 2002.

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


Item 2. Changes in Securities

   (a)  Not applicable.
   (b)  Not applicable.
   (c)  Not applicable.
   (d)  Not applicable.


Item 3. Defaults Upon Senior Securities

        Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

        None.


Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:
        None.


   (b)  Reports on Form 8-K

        On May 6, 2002, the Company filed a Form 8-K announcing the change in its independent accountants.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RAIKE FINANCIAL GROUP, INC.




Date: May __, 2002                    By:___/s/William Raike__________
                                         William Raike
                                         President, Chief Executive
                                         Officer and Director




Date: May __,2002                     By:___/s/Shannon Raike__________
                                         Shannon Raike
                                         Chief Financial and
                                         Accounting Officer