Form 10KSB/A
period 2001-12-31
RAIKE FINANCIAL GROUP INC/GA
filed 2002-05-22
CIK 1095373

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-KSB A1

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2001
                     -------------------
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ___________to ____________


        Commission file number  000-32997
                              -------------


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
                                                         -------------


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:
$ as of March 15, 2002
----------------------

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
17,096,752 as of March 15, 2002
-------------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE


Exhibits to Form 10-SB of the Company (File No. 000-32997)


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


We are subject to net capital and other regulations of the U.S. Securities and exchange Commission ("SEC" ). The net capital rule specifies minimum net capital requirements for registered brokers and dealers and is designed to measure the general financial integrity and liquidity of a broker-dealer. See Net
Capital Requirements.


We trade securities as an agent and a principal on exchanges such as the NYSE, AMEX and NASDAQ. We maintain selling agreements with mutual fund families and insurance companies offering load and no load funds, annuities and insurance products.


Our Company headquarters is at 275 Parkway 575, Woodstock, GA 30188, and our telephone number is (770) 516-6996. We maintain independently owned branch and other offices in a number of other jurisdictions and a complement of approximately 80 independent retail brokers. Our SEC net capital positions as of December 31, 2001 and 2000 were $1,022,889 and $1,217,725, respectively. As of December 31, 2001 we had a retained earning deficit of $1,539,742.


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


The Company is registering as a public company in order to increase the ability to provide financial services, raise capital and support its brokerage business. It is not our current intention to make a registered offering. As a public company the Company will have better access to the capital markets and will have the ability to offer employees and registered representatives a greater variety of benefits from being part of the team.


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

INTERNET TRADING


Trading investments on the Internet has become an acceptable process for many investors. We believe that this method of trading will grow, based on our experience with investors and on industry data. We created our Woodstock Discount Division in early 1998 to participate in this growth area as well as to diversify the Company's operations and assets. This capacity to offer Internet trading will complement our full service business by attracting cost conscience investors who normally would not have been interested in the Company. This in turn enhances our ability to "cross market" other products and services specifically tailored to meet the Internet needs of our clients. As the information age continues to integrate our lives, we believe that the Internet will remain an important part of this process. We believe that our ability to provide Internet trading will give clients the following specific opportunities: the ability to achieve more efficient routing of orders; the ability to operate efficiently from remote locations; the ability to take advantage of advances in new technology; the ability to obtain "real time" electronic delivery of documents and information.


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


The Clearing Agent lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Agent maintaining collateral in the form of salable securities, cash or cash equivalents. Under the terms of our clearing agreement, we indemnify the Clearing Agent for any loss on these credit arrangements. As of December 31, 2001, we have approximately $6,335,137 million of margin credit outstanding to our customers through our Clearing Agent. We have implemented policy to avoid possible defaults on margin loans in the increased supervision of customers with margin loans. These included increased supervisory pre-review for the extension of margin credit, instituting highter margin requirements than required by the regulators and heightened supervision of credit conditions in margin accounts. The net interest income to the Company from margin activities for the years ending December 31, 2001 and 2000 was not material. Margin interest for the years ending December 31, 2001 and 2000 was approximately 2.3% and 2.2%, respectively, of revenues.


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


The following information as to litigation is provided in accordance with regulatory requirements. All litigation described is routine litigation that is incidental to the business. Included are any claims for damages. The Company is aware of no proceedings that any governmental authority is contemplating. Excluded is data as to any proceeding primarily involving a claim for damages in an amount less than 10% of the current assets of the Company, other than bankruptcy, receivership or similar proceedings, claims involving federal, state or local environmental law exceeding $100,000 or proceedings to which any director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company:


1.    Name of Court:  NASD Arbitration

      Date Commenced: 4/15/01

      Principal Parties:  Cooper Resources Company, LLC v Raike
                          Financial Group, Inc. and David Stavish

      Description of Facts Alleged: Claimant alleges unsuitability, misrepresentation, failure to supervise, demanding $243,000 compensatory damages.

      Relief Sought:  Damages

2.    Name of Court:  NASD Arbitration

      Date Commenced: 11/2/00

      Principal Parties:  Raike Financial Group, Inc. v. Aida Conkey,
                          Frank Potera, James van Houten, Geirge
                          Riccio, Jr., First American Equities, Inc.,
                          Eisner Securities

      Description of Facts Alleged: Collection suit by Company for approximately $600,000 indebtedness owed on customer margin contracts.

      Relief Sought:  Damages

3.    Name of Court:  NASD Arbitration

      Date Commenced: 3/25/02

      Principal Parties:  Bradley A. Hale v Raike Financial Group,
                          Inc. and Gary C. Waye II

      Description of Facts Alleged: The claimant alleges unauthorized trading and failure to supervise and demands $126,000 in damages.

      Relief Sought:  Damages


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


Revenue Recognition and Commissions Receivable
----------------------------------------------
Commissions represent the spread between buy and sell transactions processed and net fees charged to customers on a transaction basis for buy and sell transactions processed. Commissions are recorded on a settlement date basis, which does not differ materially from trade date basis. Commissions receivable are written off when collection appears doubtful. Other fees are recognized as they are earned.


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


The Company has entered into an employment agreement with the majority shareholders of the Company. This employment agreement calls for annual salaries totaling $250,000. Additionally, the majority shareholders are to receive a bonus equal to 2.5% of revenues of the Company. During 2001, this bonus totaled $148,678, of which $100,000 was forgone by the majority shareholders. Additionally in 2001, the majority shareholders declined $31,554 in salary. These amounts foregone have not been accrued in the accompanying financial statements as the majority shareholders permanently forfeited the amounts and cannot collect them at a future date. During 2000, the majority shareholders received their annual salaries and $243,348 in bonuses.


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



On April 15, 2001, an action was brought against the Company claiming unsuitability, misrepresentation, failure to supervise demanding $243,000 compensatory damages. The Company believes that this claim is without merit and it is vigorously defending this claim. No amounts have been accrued in the accompanying financial statements as the amount of loss, if any, is not probable and estimable.

On November 2, 2000, the Company brought suit against several former customers for collection on margin contracts in the amount of approximately $600,000. The former customers defaulted upon margin indebtedness for which the Company had to pay. No amounts have been accrued in the accompanying financial statements as the amount to be collected is contingent upon a favorable outcome to this litigation and also subject to the former customers' ability to pay.

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
                                                          ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On January 22, 2002, Raike Financial Group, Inc. (the "Company") dismissed its independent accountants, Davis Auditing & Accounting and appointed Porter Keadle Moore, LLP as it new independent accountants, effective immediately.

The decision not to renew the engagement of Davis Auditing &
Accounting and to retain Porter Keadle Moore, LLP was approved by the Company's Board of Directors upon the recommendation of its Audit Committee.

During the Company's two most recent fiscal years ended December 31, 2001, and the subsequent interim period through January 22, 2002, there were no disagreements between the Company and Davis Auditing & Accounting on accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if such disagreements were not resolved to Davis Auditing and Accounting's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

The Company has filed a description of the change of accountants on Form 8-K dated as of January 22, 2002.




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

The Audit committee consists of Morris Brunson, Carrie
Wisniewski, and Shannon Raike.

The Compensation Committee consists of Morris Brunson, William
Raike, and William Bertsche.

William J. Raike, III, Chairman, President and CEO

Mr. Raike's fifteen-year tenure in the financial services industry has been marked with numerous accomplishments. His brokerage career began as a Financial Consultant with the NASD member national brokerage firm JW Gant & Co., where he started as a trainee and in less than five years was promoted to vice-president and branch manager in Atlanta, Ga. Mr. Raike later spent approximately two years with Davenport & Co., a NYSE Member Firm located in Richmond, VA and approximately two years as owner-operator of First Colonial Securities, an independent NASD member firm. Mr. Raike formed Raike Financial Group, Inc. in March of 1995 and through his extensive knowledge of the securities industry has been successful in growing the Company from 2 registered representatives and $200,000.00 in revenues in 1995 to over 100 registered representatives and approximately $10,000,000.00 in revenues in five years. Mr. Raike oversees all divisions of the Company holds the Series 4 (Registered Options Principal), 7 (General Securities Representative), 24 (General Securities Principal), 55 (Equity Trader), 63 (State Securities License) and 65 (Registered Investment Advisor) licenses.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT


The following table sets forth the record ownership of our Common Stock (the only class of stock entitled to vote on general corporate matters) as of December 31, 2001 as to (i) each person or entity who owns more than five percent (5%) of any class of our Securities (including those shares subject to outstanding options), ( ii) each person named in the table appearing in "Remuneration of Directors and Officers", and (iii) all officers and directors of the Company as a group.



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

The following table sets forth the options, warrants and other rights to purchase our Common Stock as of December 31, 2001, as to i) each person or entity who owns more than five percent (5%) of any class of our securities (including those shares subject to outstanding options), ii) each person named in the table appearing in "Remuneration of Directors and Officers", and iii) all officers and directors of the Company as a group.


    Name and Title                                  Options
    --------------                                  -------

    Carrie Wisniewski, Director                     40, 000

    All Officers and Directors
    as a Group    ( 1 in number )                   40,0000


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company has outstanding loans to certain affiliated parties. As of December 31, 2000, Raike & Associates, L.L.C. owed the Company $34,115. Raike & Associates, LLC is wholly owned by William and Shannon Raike. In addition, the Company had loans outstanding as of December 31, 2000 to William Raike totaling $31,554. These loans were either written off or paid in full as of December 31, 2001.

The Company has entered into employment agreements with William and Shannon Raike. The employment agreements call for annual salaries totaling $250,000. Additionally, they are to receive a bonus equal to 2.5% of revenues of the Company. During 2001, this bonus totaled $148,678, of which $100,000 was forgone by William and Shannon Raike. Additionally in 2001, they declined $31,554 in salary. During 2000, they received their annual salaries and $243,348 in bonuses.

As of December 31, 2001 and 2000, the Company has advanced approximately $121,000 and $113,000, respectively, to Fresco Foods, LLC a restaurant partially owned by William and Shannon Raike. This advance is payable on demand, unsecured, and bears interest at an annual rate of 10%.

Effective October 13, 2000, the Company signed a five-year lease for approximately 4,500 square feet of office space at a rate of $18 per square foot or $84,000 per year. The lessor is White Mountain Partners, Inc., a corporation wholly owned by William and Shannon Raike. Rent expense for the years ended December 31, 2001 and 2000 approximated $85,000 and $59,000, respectively.

Since March, 1995, B/D Compliance Associates, Inc., a company owned by Carrie Wisniewski, has provided regulatory consulting services. These services were provided at rates which are comparable to those charged by unrelated compliance service providers. During 2000 and 2001, B/D Compliance Associates, Inc., received $11,167 and $16,118 respectively, from the Company for consulting services.



ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)	Exhibits

	Reference is made to the Exhibits filed with Form 10-SB of the Company (File No. 00032997).


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


                                  Date:   May 21, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                       Date
---------                            -----                       ----
                            President and Chief Executive
                            Officer, Director (Principal
                            Executive Officer)
____/s/William Raike_____                                     May 21, 2002
William Raike

___/s/Morris L. Brunson__   Director                          May 21, 2002
Morris L. Brunson


___/s/William D. Bertsche   Director                          May 21, 2002
William D. Bertsche


___/s/Carrie Wisniewski__   Director                          May 21, 2002
Carrie Wisniewski


                            Secretary, Director (Principal
                            Financial and Accounting Officer)
___/s/Shannon Raike______                                     May 21, 2002
Shannon Raike

