Form 10QSB
period 2002-06-30
RAIKE FINANCIAL GROUP INC/GA
filed 2002-08-14
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2002
                                              ---------------

                                     OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________________ to

                       Commission file number 000-32997

                          Raike Financial Group, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

        Georgia                            6211                  58-2161804
-------------------------       ----------------------------  ------------------
(State of Jurisdiction of       (Primary Standard Industrial  (I.R.S. Employer
Incorporation or organization)  Classification Code Number)   Identification No


   275 Parkway 575 Suite 100
     Woodstock, Georgia                                     30188
-------------------------------                     --------------------
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

                             YES          NO   X
                                 -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   17,129,252 shares of common stock, $.01 par value per share, issued and outstanding as of August 10, 2002.

   Transitional Small Business Disclosure Format (check one):  YES    NO  XX
                                                                  ----   ----

                          RAIKE FINANCIAL GROUP, INC.

                                   INDEX

                                                                      Page No.
                                                                      --------

PART I	FINANCIAL INFORMATION

   Item 1. Financial Statements                                           3

           Balance Sheet (unaudited) at June 30, 2002                     3

           Statements of Operations (unaudited) for the Three Months
            and the Six Months Ended June 30, 2002 and 2001               4

           Statements of Cash Flows (unaudited) for the Six
            Months Ended June 30, 2002 and 2001                           5

           Notes to Financial Statements (unaudited)                      6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                              9

   Item 2. Changes in Securities                                          9

   Item 3. Defaults Upon Senior Securities                                9

   Item 4. Submission of Matters to a Vote of Security Holders            9

   Item 5. Other Information                                              9

   Item 6. Exhibits and Reports on Form 8-K                               9






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

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        RAIKE FINANCIAL GROUP, INC.

                                Balance Sheet
                                 (unaudited)

                                June 30, 2002



                               Assets
                               ------



Cash and cash equivalents                               $     824,851
Certificate of deposit                                        141,370
Marketable investment securities, at market value             118,000
Commissions receivable                                        315,010
Furniture, fixtures, and equipment, net                        14,135
Other assets                                                  159,830
                                                            ---------
                                                        $   1,573,196
                                                            =========

                 Liabilities and Shareholders' Equity
                 ------------------------------------
Liabilities:

        Accounts payable                                $      11,322
        Commissions payable                                   237,617
        Other liabilities                                      31,708
        Trading margin                                        118,000
                                                            ---------
                   Total Liabilities                          398,647
                                                            ---------
Shareholders' Equity:
   Convertible cumulative preferred stock
     of $.01 par value; 5,000,000 shares authorized;
     230,500 shares issued and outstanding                      2,305

   Common stock of $.01 par value;
     20,000,000 shares authorized;
     17,189,252 shares issued                                 171,893
   Additional paid-in capital                               2,746,978
   Accumulated deficit                                     (1,671,877)
   Treasury stock 60,000 shares                               (74,750)
                                                            ---------
                   Total Shareholders' Equity               1,174,549
                                                            ---------
                                                        $   1,573,196
                                                            =========


See accompanying notes to unaudited financial statements.

                          RAIKE FINANCIAL GROUP, INC.

                           Statements of Operations
                                (unaudited)

     For the Three Months and the Six Months Ended June 30, 2002 and 2001

                                                               Three Months           Six Months
                                                               Ended June 30         Ended June 30
                                                              --------------          -------------
                                                             2002        2001        2002       2001
                                                             ----        ----        ----       ----
Operating income:
   Commissions                                         $  1,224,422   1,377,411   2,611,238   2,741,467
   Interest income                                           66,824      39,121     116,185      77,245
   Gains (losses) on marketable investment securities        38,272    (111,628)    (33,066)   (155,900)
   Other fees                                               213,754     238,221     394,786     503,600
                                                          ---------   ---------   ---------   ---------
             Total operating income                       1,543,272   1,543,125   3,089,143   3,166,412
                                                          ---------   ---------   ---------   ---------
Operating expenses:
   Commissions to brokers                                 1,016,766   1,112,139   2,156,456   2,168,434
   Clearing costs                                            80,273     106,720     164,029     295,430
   Selling, general and administrative expenses             496,955     319,088     893,085     809,288
                                                          ---------   ---------   ---------   ---------
             Total operating expenses                     1,593,994   1,537,947   3,213,570   3,273,152
                                                          ---------   ---------   ---------   ---------

             Net earnings (loss)                       $    (50,722)      5,178    (124,427)   (106,740)
                                                          =========       =====    =========   =========

Net earnings (loss) per share                          $       (.00)        .00        (.01)       (.01)
                                                               ====         ===        ====        ====



See accompanying notes to unaudited financial statements.

                          RAIKE FINANCIAL GROUP, INC.

                           Statements of Cash Flows
                                 (unaudited)

               For the Six Months Ended June 30, 2002 and 2001

                                                                2002            2001
                                                                ----            ----

Cash flows from operating activities:
   Net loss                                                 $ (124,427)       (106,740)
   Adjustments to reconcile net loss to net cash used in
     operating activities:

       Depreciation                                              6,000           4,200
       Change in marketable investment securities               35,147          45,790
       Change in commissions receivable                         42,526         (12,424)
       Change in other assets                                  (11,581)        (28,471)
       Change in accounts payable                              (55,399)       (231,412)
       Change in commissions payable                           (71,095)         59,237
       Change in other liabilities                             (25,000)        (22,663)
                                                            ----------      ----------
          Net cash used in operating activities               (203,829)       (292,483)
                                                            ----------      ----------
Cash flows from investing activities:
   Net change in certificate of deposit                         (7,055)         (8,182)
   Proceeds from mortgage receivable                                 -         259,890
   Purchases of furniture, fixtures and equipment                 (223)        (10,112)
                                                            ----------      ----------
          Net cash provided (used) in
            investing activities                                (7,278)        241,596
                                                            ----------      ----------
Cash flows from financing activities:
   Net change in trading margin                                 (9,897)        (42,248)
   Purchase of treasury stock                                     (500)              -
   Proceeds from exercise of stock options                         925               -
   Proceeds from sale of preferred stock                       220,000               -
   Payment of dividends                                         (1,000)              -
                                                            ----------      ----------
          Net cash provided (used) in
            financing activities                               209,528         (42,248)
                                                            ----------      ----------

          Net change in cash                                    (1,579)        (93,135)

Cash at beginning of period                                    826,430         791,194
                                                            ----------      ----------
Cash at end of period                                       $  824,851         698,059
                                                            ==========      ==========


See accompanying notes to unaudited financial statements.

                         RAIKE FINANCIAL GROUP, INC.
                        Notes to Financial Statements


(1)	Organization

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

	The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the results of a full year's operations.

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

       For the Quarters and Six Months Ended June 30, 2002 and 2001

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

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 2002 AND 2001

Total revenue for the quarter ended June 30, 2002 remained unchanged from the comparable quarter in the prior year at $1,543,000.

Commission revenue decreased by $153,000 or 11% to $1,224,000 from $1,377,000 for the comparable period in 2001. The decrease was due to an overall decrease in the Company's business, resulting from a decrease in the number of clients and transactions.

Interest income increased by $28,000 or 71% during the quarter ended June 30, 2002 compared to the same period in 2001 as the Company maintained higher average interest bearing deposits in 2002.

The Company recognized a net gain on marketable investment securities of $38,000 during the quarter ended June 30, 2002 compared to a net loss on marketable investment securities of $112,000 in the same period in 2001.

Fees from clearing transaction charges and other income decreased by $24,000 or 10% for the quarter ended June 30, 2002 compared to the same period in 2001. This decrease was principally due to an overall decline in transactional business.

Total operating expenses for the quarter ended June 30, 2002 increased by $56,000 or 4% to $1,594,000 from $1,538,000 for the same period in 2001. This increase resulted from an increase in selling, general and administrative expenses during 2002.

Commissions to brokers decreased by $95,000 or 9% to $1,017,000 for the quarter ended June 30, 2002 from $1,112,000 in the prior year.

Clearing costs decreased by $26,000 or 25% to $80,000 for the quarter ended June 30, 2002 from $107,000 in the prior year. This decrease was due to the Company negotiating a lower clearing fee with its clearing agent at the beginning of 2002. As a percentage of commission income clearing costs were 6.6% in 2002 compared to 7.8% in 2001.

Selling, general and administrative expense increased $178,000 or 56% to $497,000 for the quarter ended June 30, 2002 from $319,000 in the prior year. This increase was due to an overall increase in the Company's marketing effort in 2002.

Net loss was $51,000 for the quarter ended June 30, 2002 compared to net income of $5,000 for the same period in 2001. The principal cause of the increase in net loss was an increase in administrative costs.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Total revenue for the six months ended June 30, 2002 decreased by $77,000 or 2% to $3,089,000 from $3,166,000 for the comparable period in 2001.

Commission revenue decreased by $130,000 or 5% to $2,611,000 from $2,741,000 for the comparable period in 2001. The decrease was due to an overall decrease in the Company's business, resulting from a decrease in the number of clients and transactions.

Interest income increased by $39,000 or 50% during the six months ended June 30, 2002 compared to the same period in 2001 as the Company maintained higher average interest bearing deposits in 2002.

The Company recognized a net loss on marketable investment securities of $33,000 during the six months ended June 30, 2002 compared to a net loss on marketable investment securities of $156,000 in the same period in 2001.

Fees from clearing transaction charges and other income decreased by $109,000 or 22% for the six months ended June 30, 2002 compared to the same period in 2001. This decrease was principally due to an overall decline in transactional business.

Total operating expenses for the six months ended June 30, 2002 decreased by $60,000 or 2% to $3,214,000 from $3,273,000 for the same period in 2001. This decrease resulted from a reduction in transaction costs.

Commissions to brokers decreased by $12,000 or 1% to $2,156,000 for the six months ended June 30, 2002 from $2,168,000 in the prior year. This decrease is attributable to decreased sales volume and a decrease in the number of clients.

Clearing costs decreased by $131,000 or 44% to $164,000 for the six months ended June 30, 2002 from $295,000 in the prior year. This decrease was due to the Company negotiating a lower clearing fee with its clearing agent at the beginning of 2002. As a percentage of commission income clearing costs were 6.3% in 2002 compared to 10.8% in 2001.

Selling, general and administrative expense increased $84,000 or 10% to $893,000 for the six months ended June 30, 2002 from $809,000 in the prior year. This increase was due to an overall increase in the Company's marketing effort in 2002.

Net loss was $124,000 for the six months ended June 30, 2002 compared to a net loss of $107,000 for the same period in 2001. The principal cause of the increase in net loss was a decrease in total commissions and fees.


LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at June 30, 2002 were $1,175,000.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at June 30, 2002 was $1,019,000.

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

The Company's cash and cash equivalents decreased by $2,000 to $825,000 as of June 30, 2002, from $826,000 as of December 31, 2001. This decrease was due to the net loss from operations during 2002, mostly offset by additional capital contributed during the period.


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

        (b)     Not applicable.

        (c) Pursuant to section 701 of Regulation SB, the following disclosures are made:

        Item 701(a) In the quarter ended June 30, 2002, the Company sold 220,000 shares of its 7%, convertible, cumulative, $.01 par value preferred stock.

        Item 701(b) This item is not applicable as there are no underwriters involved in the sale of these securities.

        Item 701(c)     The total proceeds from these sales were $220,000.

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

   (a)     Exhibits

           99.1 Certification of Chief Executive Officer and Chief Financial Officer

   (b)     Reports on Form 8-K
           None.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RAIKE FINANCIAL GROUP, INC.




Date:   August 14, 2002                     By:/S/ WILLIAM RAIKE
        ---------------                        -----------------------------
                                               William Raike
                                               President, Chief Executive
                                               Officer and Director




Date:   August 14, 2002                     By:/S/ SHANNON RAIKE
        ---------------                        ------------------------------
                                               Shannon Raike
                                               Chief Financial and
                                               Accounting Officer