Form 10QSB
period 2002-09-30
RAIKE FINANCIAL GROUP INC/GA
filed 2002-11-13
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002
                                               ------------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______


                       Commission file number 000-32997


                           Raike Financial Group, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Georgia                      6211               58-2161804
----------------------        -------------------   -------------------
(State of Jurisdiction         (Primary Standard      (I.R.S. Employer
 of Incorporation or               Industrial        Identification No.)
    organization)             Classification Code
                                    Number)

  275 Parkway 575 Suite 100
     Woodstock, Georgia                                       30188
-------------------------------                         -----------------
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

                 YES [ ]                              NO [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,602,300 shares of common stock, $.01 par value per share, issued and outstanding as of November 11, 2002.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                          RAIKE FINANCIAL GROUP, INC.

                                     INDEX

                                                                Page No.
                                                                --------

PART I	FINANCIAL INFORMATION

   Item 1. Financial Statements                                     3

           Balance Sheet (unaudited) at September 30, 2002          3

           Statements of Operations (unaudited) for the
           Three Months and the Nine Months Ended
           September 30, 2002 and 2001                              4

           Statements of Cash Flows (unaudited) for the Nine
           Months Ended June 30, 2002 and 2001                      5

           Notes to Financial Statements (unaudited)                6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations            7

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                        9

   Item 2. Changes in Securities                                    9

   Item 3. Defaults Upon Senior Securities                          9

   Item 4. Submission of Matters to a Vote of Security Holders      9

   Item 5. Other Information                                        9

   Item 6. Exhibits and Reports on Form 8-K                         9












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

                  PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                     RAIKE FINANCIAL GROUP, INC.

                            Balance Sheet
                              (unaudited)

                          September 30, 2002


                                  Assets
                                  ------
Cash and cash equivalents                                  $    787,431
Certificate of deposit                                          141,370
Marketable investment securities, at market value		256,500
Commissions receivable	                                	281,605
Furniture, fixtures, and equipment, net                          16,649
Other assets                                                     87,076
                                                           ------------
                                                           $  1,568,631
                                                           ============

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Liabilities:
  Accounts payable                                         $     50,997
  Commissions payable                                           211,469
  Other liabilities                                              25,000
  Trading margin                                                256,500
                                                           ------------
      Total Liabilities                                         543,966
                                                           ------------

Shareholders' Equity:
  Convertible cumulative preferred stock of
    $.01 par value; 5,000,000 shares authorized;
    410,000 shares issued and outstanding                           410
  Common stock of $.01 par value; 20,000,000
    shares authorized; 17,602,300 shares issued                 176,023
  Additional paid-in capital                                  2,833,873
  Accumulated deficit                                        (1,910,891)
  Treasury stock 60,000 shares                                  (74,750)
                                                           ------------
      Total Shareholders' Equity                              1,024,665
                                                           ------------
                                                           $  1,568,631
                                                           ============




See accompanying notes to unaudited financial statements.

                     RAIKE FINANCIAL GROUP, INC.

                       Statements of Operations
                             (unaudited)

            For the Three Months and the Nine Months Ended
                      September 30, 2002 and 2001


                                       Three Months              Nine Months
                                   Ended September 30         Ended September 30
                                 -----------------------    ---------------------
                                    2002          2001        2002        2001
                                 ----------   ----------    ---------   ---------
Operating income:
  Commissions                  $  1,047,896      952,967    3,659,134   3,694,434
  Interest income                    41,399       27,095      157,584     104,340
  Gains (losses) on marketable
    investment securities           (73,930)     (69,619)    (106,996)   (225,519)
  Other fees                        239,677      161,303      634,463     664,903
                                 ----------   ----------    ---------   ---------
    Total operating income        1,255,042    1,071,746    4,344,185   4,238,158
                                 ----------   ----------    ---------   ---------

Operating expenses:
  Commissions to brokers            854,670      774,610    3,011,126   2,943,044
  Clearing costs                     64,985       64,381      229,014     359,811
  Selling, general and
    administrative expenses         568,626      338,764    1,461,711   1,123,143
                                 ----------   ----------    ---------   ---------
    Total operating expenses      1,488,281    1,177,755    4,701,851   4,425,998
                                 ----------   ----------    ---------   ---------

Net loss                       $   (233,239)    (106,009)    (357,666)   (187,840)
                                 ==========   ==========    =========   =========

Net loss per share             $       (.01)        (.00)        (.03)       (.01)
                                 ==========   ==========    =========   =========








See accompanying notes to unaudited financial statements.

                      RAIKE FINANCIAL GROUP, INC.

                       Statements of Cash Flows
                              (unaudited)

            For the Nine Months Ended September 30, 2002 and 2001

                                                       2002            2001
                                                    ----------     ----------
Cash flows from operating activities:
  Net loss                                        $   (357,666)      (112,740)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                       6,000              -
      Change in marketable investment securities      (103,353)       112,457
      Change in commissions receivable                  75,931        (11,344)
      Change in other assets                            61,173       (185,758)
      Change in accounts payable                       (15,724)      (240,102)
      Change in commissions payable                    (97,243)        19,664
      Change in other liabilities                      (25,000)        47,415
                                                    ----------     ----------
         Net cash used in operating activities        (455,882)      (370,408)
                                                    ----------     ----------

Cash flows from investing activities:
  Net change in certificate of deposit                  (7,055)             -
  Proceeds from mortgage receivable                          -        259,890
  Purchases of furniture, fixtures and equipment          (737)        (6,647)
                                                    ----------     ----------
         Net cash provided (used) in investing
         activities                                     (7,792)       253,243
                                                    ----------     ----------

Cash flows from financing activities:
  Net change in trading margin                         128,603        (97,550)
  Purchase of treasury stock                              (500)             -
  Proceeds from exercise of stock options                5,055              -
  Proceeds from sale of preferred stock                305,000         20,000
  Payment of dividends                                 (13,483)             -
                                                    ----------     ----------
         Net cash provided (used) in financing
         activities                                    424,675        (77,550)
                                                    ----------     ----------

         Net change in cash                            (38,999)      (194,715)

Cash at beginning of period                            826,430        917,327
                                                    ----------     ----------

Cash at end of period                             $    787,431        722,612
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

	The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the results of a full year's operations.

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

   For the Three Months and Nine Months Ended September 30, 2002 and 2001

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Total revenue for the quarter ended September 30, 2002 increased from the comparable quarter in the prior year by $219,000 or 21%.

Commission revenue increased by $95,000 or 10% to $1,048,000 from $953,000 for the comparable period in 2001. The increase was due to an overall increase in the Company's business, resulting from an increase in the number of clients and transactions.

Interest income increased by $14,000 or 53% during the quarter ended September 30, 2002 compared to the same period in 2001 as the Company maintained higher average interest bearing deposits in 2002.

The Company recognized a net loss on marketable investment securities of $74,000 during the quarter ended September 30, 2002 compared to a net loss on marketable investment securities of $70,000 in the same period in 2001.

Fees from clearing transaction charges and other income increased by $78,000 or 49% for the quarter ended September 30, 2002 compared to the same period in 2001. This increase was principally due to an overall increase in transactional business.

Total operating expenses for the quarter ended September 30, 2002 increased by $311,000 or 26% to $1,488,000 from $1,178,000 for the same period in 2001. This increase resulted from an increase in selling, general and administrative expenses during 2002.

Commissions to brokers increased by $80,000 or 10% to $855,000 for the quarter ended September 30, 2002 from $775,000 in the prior year.

Clearing costs increased by $1,000 or 1% to $65,000 for the quarter ended September 30, 2002 from $64,000 in the prior year. This small increase compared to the larger increase in commission income was due to the Company negotiating a lower clearing fee with its clearing agent at the beginning of 2002. As a percentage of commission income clearing costs were 6% in 2002 compared to 7% in 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -----------------------------------------------------------


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 AND
                        2001, continued

Selling, general and administrative expense increased $230,000 or 68% to $569,000 for the quarter ended September 30, 2002 from $339,000 in the prior year. This increase was primarily due to a write-off of a note receivable during the quarter ended September 30, 2002 in the amount of approximately $139,000.

Net loss was $233,000 for the quarter ended September 30, 2002 compared to a net loss of $106,000 for the same period in 2001. The principal cause of the increase in net loss was the write-off discussed above.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Total revenue for the nine months ended September 30, 2002 increased by $106,000 or 3% to $4,344,000 from $4,238,000 for the comparable period in 2001.

Commission revenue decreased by $35,000 or 1% to $3,659,000 from $3,694,000 for the comparable period in 2001. The decrease was primarily due to a decrease in the Company's commissions earned on insurance sales. During March of 2002, the Company's top producer of insurance commissions left the Company, resulting in lower commissions on insurance sales. This decrease was partially offset by an increase in overall transactional business.

Interest income increased by $53,000 or 51% during the nine months ended September 30, 2002 compared to the same period in 2001 as the Company maintained higher average interest bearing deposits in 2002.

The Company recognized a net loss on marketable investment securities of $107,000 during the nine months ended September 30, 2002 compared to a net loss on marketable investment securities of $226,000 in the same period in 2001.

Fees from clearing transaction charges and other income decreased by $30,000 or 5% for the nine months ended September 30, 2002 compared to the same period in 2001. This decrease was principally due to an overall decline in transactional business.

Total operating expenses for the nine months ended September 30, 2002 increased by $276,000 or 6% to $4,702,000 from $4,426,000 for the same period in 2001. This increase resulted from an increase in administrative expenses.

Commissions to brokers increased by $68,000 or 2% to $3,011,000 for the nine months ended September 30, 2002 from $2,943,000 in the prior year. This increase is attributable to certain non-recurring bonuses paid to new brokers and commissions paid to brokers on the sale of the Company's preferred stock.

Clearing costs decreased by $131,000 or 36% to $229,000 for the nine months ended September 30, 2002 from $360,000 in the prior year. This decrease was due to the Company negotiating a lower clearing fee with its clearing agent at the beginning of 2002. As a percentage of commission income clearing costs were 6% in 2002 compared to 10% in 2001.

Selling, general and administrative expense increased $339,000 or 30% to $1,462,000 for the nine months ended September 30, 2002 from $1,123,000 in the prior year. This increase was due to a write-off of a note receivable during the nine months ended September 30, 2002 in the amount of approximately $139,000 and an overall increase in the Company's marketing effort in 2002.

Net loss was $358,000 for the nine months ended September 30, 2002 compared to a net loss of $188,000 for the same period in 2001. The principal cause of the increase in net loss was the write-off discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at September 30, 2002 were $1,025,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -----------------------------------------------------------


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001,
                        continued

LIQUIDITY AND CAPITAL RESOURCES, continued

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000.
Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at September 30, 2002 was $869,000.

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

The Company's cash and cash equivalents decreased by $39,000 to $787,000 as of September 30, 2002, from $826,000 as of December 31, 2001. This decrease was due to the net loss from operations during 2002, mostly offset by additional capital contributed during the period.


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

Item 2.   Changes in Securities

     (a)     Not applicable.
     (b)     Not applicable.
     (c) Pursuant to section 701 of Regulation SB, the following disclosures are made:
             Item 701(a) In the quarter ended September 30, 2002, the Company sold 85,000 shares of its 7%, convertible, cumulative, $.01 par value preferred stock.
             Item 701(b) This item is not applicable as there are no underwriters involved in the sale of these securities.
             Item 701(c) The total proceeds from these sales were $85,000.
             Item 701(d) The sales were undertaken pursuant to Rule 506 of Regulation D as a non-public offering and further transfers were restricted in the absence of registration or exemption therefrom.

     (d)     Not applicable.


Item 3.   Defaults Upon Senior Securities

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          Effective October 4, 2002, Carrie Wisniwski submitted her resigation as a director of the corporation on a voluntary basis to pursue other business opportunities.


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

                                        RAIKE FINANCIAL GROUP, INC.




        Date:   November 11, 2002       By:  /S/ WILLIAM RAIKE
                                           ----------------------------
                                           William Raike
                                           President, Chief Executive
                                           Officer and Director




        Date:   November 11, 2002       By:  /S/ SHANNON RAIKE
                                           ----------------------------
                                           Shannon Raike
                                           Chief Financial and
                                           Accounting Officer