Form 10KSB
period 2002-12-31
RAIKE FINANCIAL GROUP INC/GA
filed 2003-03-31
CIK 1095373

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-KSB
(Mark One)

 X    Annual report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

For fiscal year ended December 31, 2002
                      -----------------

___ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________to _______________


                      Commission file number:  000-32997
                      ----------------------------------


                            RAIKE FINANCIAL GROUP, INC
                  ----------------------------------------------
                  (Name of small business issuer in its charter)

             Georgia                                   58-2161804
     -----------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

      275 Parkway 75 Suite 100, Woodstock, Georgia         30188
  ------------------------------------------------------------------
  (Address of Principal Executive Offices)              (Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for past 90 days.  Yes  X       No
                       ---         ---
Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $5,787,621
                                                          ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: N/A

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
17,627,252 as of March 15, 2003
-------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE - N/A

Transitional Small Business Disclosure format (check one): Yes    No X
                                                              ---   ---

                            TABLE OF CONTENTS


PART I......................................................................3

  ITEM 1.  DESCRIPTION OF BUSINESS..........................................3
  ITEM 2.  DESCRIPTION OF PROPERTIES........................................7
  ITEM 3.  LEGAL PROCEEDINGS................................................8
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............8

PART II.....................................................................8

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................8
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................8
  ITEM 7.  FINANCIAL STATEMENTS............................................10
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.......................................23
PART III...................................................................23

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....23
  ITEM 10. EXECUTIVE COMPENSATION..........................................25
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.....................................................25
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................26
  ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB......................26
  ITEM 14. CONTROLS AND PROCEDURES.........................................26

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

                         Raike Financial Group, Inc.

General

The Company is a full service securities brokerage and investment banking firm, in business since 1995. We are registered as a broker/dealer with the National Association of Securities Dealers ("NASD" ) and 48 states and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB" ). We are subject to net capital and other regulations of the U.S. Securities and exchange Commission ("SEC"). We offer full service commission and fee based money management services to individual and institutional investors. We maintain a custody-clearing relationship with Southwest Securities in Dallas, TX, the fourth largest publicly held custodian of brokerage firm securities in the United States.

We trade securities as an agent and a principal on exchanges such as the NYSE, AMEX and NASDAQ. We maintain selling agreements with mutual fund families and insurance companies offering load and no load funds, annuities and insurance products.

Our Company headquarters is at 275 Parkway 575, Woodstock, GA 30188, and our telephone number is (770) 516-6996. We maintain branch and other offices in a number of other jurisdictions and a complement of approximately 90 independent retail brokers. Our SEC net capital positions as of December 31, 2002 and 2001 were $781,656 and $1,022,889, respectively.

From our beginnings in May of 1995, our annual revenues are as follows:

                Year             Revenues                No. of Reps.
                ----             --------                ------------
                1995             $  221,476                  19
                1996             $  793,309                  19
                1997             $1,907,486                  50
                1998             $3,507,000                  75
                1999             $5,987,067                 100
                2000             $9,741,567                  90
                2001             $5,959,712                  77
                2002             $5,787,621                  74

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

The Company's website address is www.raikefinancial.com.
                                 -----------------------

                                  BUSINESS

Our primary sources of revenue are derived from brokerage services and related financial activities.

SECURITIES SALES SERVICES

We are an "independent" broker dealer providing securities sales services through a network of "independent contractor" registered representatives to several thousand retail clients. These representatives primarily retail stocks, mutual funds, variable annuities and variable life insurance product, managed account and other investment advisory and financial planning products and services. Commissions are charged on the sale of securities products, of which a percentage is shared with the representatives. Over 90% of our revenue during 2002 and 2001 has been derived from its securities sales services.

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

INTERNET TRADING

Trading investments on the Internet has become a standard among many investors. We believe that this method of trading will grow. We created our Woodstock Discount Division in early 1998 to participate in this growth area as well as to diversify the firms operations and assets. This capacity to offer Internet trading will complement our full service business by attracting cost conscience investors who normally would not have been interested in the firm. This in turn enhances our ability to "cross market" other products and services specifically tailored to meet the Internet needs of our clients. As the information age continues to integrate our lives, new Internet business opportunities will arise and we hope to make these opportunities a large part of our growth. In doing so, Internet trading will give clients more opportunity to trade directly as well as allow for the electronic delivery of documents and information.

Through the Woodstock site, investors have the opportunity to execute a trade competitive with the deep discounters. Since as a broker/dealer we already have the facilities in place to do this, this does not add a great deal of expense. All clearing services are provided by the firm's clearing broker and total cost of operations is minimal. The firm plans to enhance the site and provide several more products and services.

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

The expanded services include:

   *  Improved sales and business development education and support services
   *  Better continuing education programs
   *  Enhanced electronic order processing,communications and record keeping
   *  Improved compliance support and communications
   *  Better contact with product and service suppliers

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

The Clearing Agent lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Agent maintaining collateral in the form of salable securities, cash or cash equivalents. Under the terms of our clearing agreement, we indemnify the Clearing Agent for any loss on these credit arrangements. We have implemented policy to avoid possible defaults on margin loans in the increased supervision of customers with margin loans. The net interest income to the Company from margin activities for the years ending December 31, 2002 and 2001 was not material. Margin interest for the years ending December 31, 2002 and 2001 was approximately 3.3% and 2.3%, respectively, of revenues.

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

Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. We have elected to compute our net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. Our required minimum net capital is now $100,000. As of December 31, 2002 we had NASD reported net capital of $781,656 and our ratio of aggregate indebtedness to net capital was .58 to 1.

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

PERSONNEL

At December 31, 2002, we had 14 full-time employees in addition to approximately 74 registered representatives. None of our personnel is covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our principal executive offices are located at 275 Parkway 575, Suite 100, Woodstock, GA 30188 where the Company leases approximately 5,200 square feet of office space from White Mountain Partners, Inc. an affiliated entity. The leases for these premises expire in August and October 2005.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)   The Company's Common Stock is traded on the NASDAQ OTC
           Bulletin Board under the symbol "RKFG".

           Pursuant to section 701 of Regulation SB, the following disclosures are made:

           Item 701(a)  In 2002, the Company sold 31,000 shares
                        of its 7%, convertible, cumulative, $.01 par value preferred stock.

           Item 701(b) This item is not applicable as there are no underwriters involved in the sale of these securities.

           Item 701(c)  The total proceeds from these sales were $304,500.

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

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2002 AND 2001

Total revenue for the year ended December 31, 2002 decreased by $172,000 or 2.9% to $5,788,000 from $5,960,000 for the comparable period in 2001. This decline was due to a reduction in securities transaction activity resulting from a general downward trend in securities prices.

Commission revenue decreased by $134,000 or 2.7% to $4,913,000 for the year ended December 31, 2002 from $5,047,000 in 2001. The decrease was due to an overall decline in the Company's business, resulting in a decrease in the number of clients and transactions.

Fees from clearing transaction charges and other income decreased by $141,000 or 14.9% for the year ended December 31, 2002 compared to the same period in 2001. This decrease was principally due to an overall decline in transactional business.

Total operating expenses for the year ended December 31, 2002 decreased by $563,000 or 8.2% to $6,320,000 from $6,883,000 for the same period in 2001. This decrease resulted from a reduction in transaction costs associated with decreased securities volume.

Commissions to brokers increased by $5,000 to $4,027,000 for the year ended December 31, 2002 from $4,022,000 in the prior year. This increase is attributable to an increase in the percentage of commissions passed along to independent brokers.

Clearing costs decreased by $156,000 or 34.2% to $299,000 for the year ended December 31, 2002 from $455,000 in the prior year. This decrease was due to a decrease in the rate that we pay to our clearing agent in 2002.

Selling, general and administrative expense decreased $411,000 or 17.1% to $1,995,000 for the year ended December 31, 2002 from $2,406,000 in the prior year. This decrease was due to an effort to decrease overall spending as well as recognition expense for issuance of stock options to key employees recognized in 2001. During 2001, management issued 555,500 options to purchase its common stock at an exercise price of $.01 per share. As a result of issuance of these options, compensation expense totaling $682,000 was recorded in 2001 and is included in selling, general and administrative expenses in the Company's financial statements.

The Company recorded no income tax expense of for the year ended December 31, 2002 and recorded income tax expense of $280,000 for the year ended December 31, 2001. The income tax expense recorded in 2001 was the result of the valuation allowance related to deferred tax benefits. Management recorded this allowance due to the fact that realization of future income tax benefits is dependent upon future income.

Net loss was $533,000 for the year ended December 31, 2002 compared to a net loss of $1,203,000 for the same period in 2001. The principal causes of the decrease in net loss were a decrease in selling, general and administrative expenses and the decrease in expenses relating to the issuance of stock options in 2001.

Revenues from insurance sales are not significant at this time.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at December 31, 2002 were $842,000.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at December 31, 2002 was $802,056 and our ratio of aggregate indebtedness to net capital was .56 to 1.

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

During 2002, the Company issued 31,000 shares of its 7%, convertible, cumulative, $.01 par value preferred stock for proceeds of $304,500. The proceeds from the sale of this stock will be used to expand the Company's business and for general corporate purposes.

The Company's cash and cash equivalents decreased by $113,000 to $589,000 as of December 31, 2002, from $701,000 as of December 31, 2001. This decrease was due to cash used in operating activities of $290,000, which was partially offset by cash provided by financing activities of $198,000. For more information on the cash flows of the Company, please see the statement of cash flows included in the Company's financial statements appearing elsewhere herein.

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

        The following financial statements are included herein:

        Report of Independent Certified Public Accountants

        Balance Sheets as of December 31, 2002 and 2001

        Statements of Operations for the years ended
           December 31, 2002 and 2001

        Statements of Shareholders' Equity for the years ended
           December 31, 2002 and 2001

        Statements of Cash Flows for the years ended
           December 31, 2002 and 2001

        Notes to Financial Statements

        Supplemental Schedule - Computation of Net Capital
           Under Rule 15c3-1 of the Securities and Exchange Commission

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Shareholders
Raike Financial Group, Inc.:


We have audited the accompanying balance sheets of Raike Financial Group, Inc. (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raike Financial Group, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in the Supplemental Schedule is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by Rule 17a-5 of the Securities Exchange Act of 1934. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.



                                      /s/ PORTER KEADLE MOORE, LLP


Atlanta, Georgia
January 27, 2003

                          RAIKE FINANCIAL GROUP, INC.

                               Balance Sheets

                          December 31, 2002 and 2001


                                                                 2002           2001
                                                              -----------   ----------
                                   Assets
                                   ------

Cash and cash equivalents                                     $   588,557       701,430
Certificate of deposit                                            141,370       134,315
Clearing deposit                                                  135,000       125,000
Marketable investment securities, at market value                  24,000       153,147
Furniture, fixtures, and equipment, at cost, net of accumulated
  depreciation of $54,374 and $45,980, respectively                15,472        19,912
Commissions receivable                                            370,576       357,536
Other assets                                                       40,927       148,249
                                                                ---------     ---------
                                                              $ 1,315,902     1,639,589
                                                                =========     =========

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Liabilities:
    Accounts payable                                          $    96,799        66,721
    Commissions payable                                           314,175       308,712
    Other liabilities                                              25,300        50,000
    Preferred dividends payable                                    13,620           -
    Trading margin                                                 24,000       127,897
                                                                ---------     ---------
         Total liabilities                                        473,894       553,330
                                                                ---------     ---------
Commitments and contingencies

Shareholders' equity:
    Series A preferred stock of $.01 par value; 5,000,000
      shares authorized, 41,500 and 10,500 shares issued and
      outstanding (liquidation value of $415,000 and $105,000)        415           105
    Common stock of $.01 par value; 20,000,000 shares
      authorized; 17,577,252 and 17,096,752 issued in 2002
      and 2001, respectively                                      175,773       170,968
    Additional paid-in capital                                  2,833,368     2,529,178
    Accumulated deficit                                        (2,093,298)   (1,539,742)
    Treasury stock; 60,000 shares                                 (74,250)      (74,250)
                                                                ---------     ---------
         Total shareholders' equity                               842,008     1,086,259
                                                                ---------     ---------
                                                              $ 1,315,902     1,639,589
                                                                =========     =========

See accompanying notes to financial statements.

                         RAIKE FINANCIAL GROUP, INC.

                          Statements of Operations

               For the Years Ended December 31, 2002 and 2001

                                                                 2002            2001
                                                              -----------     -----------

Operating income:
    Commissions                                               $ 4,912,750     5,047,195
    Interest and dividends                                        196,676       146,973
    Losses on marketable investment securities                   (124,924)     (178,465)
    Other fees                                                    803,119       944,009
                                                                ---------     ---------

         Total operating income                                 5,787,621     5,959,712
                                                                ---------     ---------
Operating expenses:
    Commissions to brokers                                      4,026,586     4,021,682
    Clearing costs                                                299,179       455,169
    Selling, general and administrative expenses                1,994,667     2,406,051
                                                                ---------     ---------

         Total operating expenses                               6,320,432     6,882,902
                                                                ---------     ---------

         Net loss from operations                                (532,811)     (923,190)

Income tax expense                                                    -         279,869
                                                                ---------     ---------
         Net loss                                              $ (532,811)   (1,203,059)
                                                                =========     =========
Net loss per share, based on weighted average shares
   outstanding of 17,434,752 in 2002 and 17,096,752 in 2001    $     (.03)         (.07)
                                                                =========     =========


See accompanying notes to financial statements.

                          RAIKE FINANCIAL GROUP, INC.

                      Statements of Shareholders' Equity

                For the Years Ended December 31, 2002 and 2001




                                                         Additional                                 Total
                                   Preferred   Common      Paid-in     Accumulated   Treasury   Shareholders'
                                     Stock     Stock       Capital       Deficit      Stock        Equity
                                   ---------  -------    ----------    -----------   --------   -------------

Balance at December 31, 2000        $   -     170,968     1,742,283    (336,683)     (74,250)    1,502,318


Proceeds from private placement
   stock sales                         105         -        104,895          -            -        105,000
Stock options issued                    -          -        682,000          -            -        682,000
Net loss                                -          -             -   (1,203,059)          -     (1,203,059)
                                     -----    -------     ---------  ----------     --------    ----------

Balance at December 31, 2001           105    170,968     2,529,178  (1,539,742)     (74,250)    1,086,259

Proceeds from private placement
   stock sales                         310         -        304,190          -            -        304,500
Preferred dividends                     -          -             -      (20,745)          -        (20,745)
Stock options exercised                 -       4,805            -           -            -          4,805
Net loss                                -          -             -     (532,811)          -       (532,811)
                                     -----    -------     ---------  ----------     --------    ----------

Balance at December 31, 2002        $  415    175,773     2,833,368  (2,093,298)     (74,250)      842,008
                                     =====    =======     =========  ==========     ========    ==========

See accompanying notes to financial statements.

                          RAIKE FINANCIAL GROUP, INC.

                          Statements of Cash Flows

            For the Years Ended December 31, 2002 and 2001



                                                                2002          2001
                                                             ----------    -----------

Cash flows from operating activities:
  Net loss                                                   $ (532,811)   (1,203,059)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                8,394        11,970
      Compensation expense related to stock options issued           -        682,000
      Provision for deferred taxes                                   -        279,869
      Write-off of note receivable from affiliate               139,434            -
      Change in marketable investment securities                129,147        41,416
      Change in commissions receivable                          (13,040)      (44,832)
      Change in accounts payable                                 30,078      (243,459)
      Change in commissions payable                               5,463        94,724
      Change in other                                           (56,812)      120,969
                                                               --------      --------
          Net cash used by operating activities                (290,147)     (260,402)
                                                               --------      --------

Cash flows from investing activities:
  Proceeds from mortgage receivable                                  -        259,890
  Purchases of furniture, fixtures and equipment                 (3,954)       (3,215)
  Change in certificate of deposit                               (7,055)       (8,182)
  Change in clearing deposit                                    (10,000)       25,692
                                                               --------      --------
          Net cash provided (used) by investing activities      (21,009)      274,185
                                                               --------      --------

Cash flows from financing activities:
  Proceeds from exercise of stock options                         4,805            -
  Proceeds from private placement stock sales                   304,500       105,000
  Net change in trading margin                                 (103,897)      (57,855)
  Cash dividends paid on preferred stock                         (7,125)           -
                                                               --------      --------
          Net cash provided by financing activities             198,283        47,145
                                                               --------      --------

          Net change in cash                                   (112,873)       60,928

Cash at beginning of period                                     701,430       640,502
                                                               --------      --------
Cash at end of period                                        $  588,557       701,430
                                                               ========      ========
Supplemental disclosure of cash paid for:

  Interest                                                   $    5,409        18,071

Supplemental disclosure of non-cash financing activities:
  Issuance of stock options                                  $       -        682,000



See accompanying notes to financial statements.

                         RAIKE FINANCIAL GROUP, INC.

                        Notes to Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies
    ----------------------------------------------------------------------

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

Basis of Presentation
---------------------

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP") and to general practices within the broker-dealer industry. The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

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

                         RAIKE FINANCIAL GROUP, INC.

                   Notes to Financial Statements, continued

(1) Description of Business and Summary of Significant Accounting Policies, continued
     -------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

For purposes of the statements of cash flow, the Company considers all investments with an original maturity of three months or less to be a cash equivalent. As of December 31, 2002 and 2001, the Company maintained cash balances with financial institutions and brokerage companies totaling $564,928 and $648,429, respectively, that exceeded the Federal deposit insurance limits, where applicable.

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

Net Earnings (Loss) Per Share
-----------------------------

The Company is required to report earnings (loss) per share on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the Company must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share." During the years ended December 31, 2002 and 2001, the Company had potential common stock issuances outstanding totaling 217,500 and 608,000 shares, respectively, related to stock options and warrants. However, the effect of these potential common stock issuances would be antidilutive, due to the net loss for the years, and thus the effect of these potential common stock issuances have been excluded from the computation of net loss per share for each year.

Stock-Based Compensation
------------------------

At December 31, 2002, the Company sponsors a stock-based compensation plan, which is described more fully in Note 7. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net income, only to the extent that the option price is less than the market value at the grant date. Net loss and loss per share would not be materially different if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. During 2001, the Company recognized $682,000 in compensation expense related to this plan.

Reclassifications
-----------------

Certain reclassifications have been made to the 2001 financial statements to conform with classifications for 2002.

(2)  Related Party Transactions and Commitments
     ------------------------------------------

The Company has entered into an employment agreement with the majority shareholders of the Company. This employment agreement calls for annual salaries totaling $250,000. Additionally, the majority shareholders are to receive a bonus equal to 2.5% of revenues of the Company. During 2001, this bonus totaled $148,678, of which $100,000 was forgone by the majority shareholders. For 2002, the bonus totaled $144,691. During 2002 and 2001 the majority shareholders received their annual salaries, of which $31,554 and $5,900, respectively, was foregone.

As of December 31, 2001, the Company advanced approximately $121,000 to a restaurant partially owned by the majority shareholders of the Company. This advance was payable on demand, unsecured, and bore interest at an annual rate of 10%. During 2002, the Company determined that this advance was not collectible and wrote off all principal and accrued interest totaling approximately $139,000.

                        RAIKE FINANCIAL GROUP, INC.

                 Notes to Financial Statements, continued

(2)  Related Party Transactions and Commitments, continued
     -----------------------------------------------------

During 2002, the Company received $173,348 from Raike Investments, LP, an affiliate through common ownership, as reimbursement for marketing expenses and bonuses paid to certain brokers.

Effective October 13, 2000, the Company signed a five-year lease for approximately 4,500 square feet of office space at a rate of $18 per square foot or $81,000 per year. The Company signed a three-year lease effective August 1, 2002 for an additional 500 square feet of office space at $18 per square foot or $9,000 per year. For both leases, the lessor is White Mountain Partners, Inc., a corporation wholly owned by the majority shareholders of the Company. Rent expense for the years ended December 31, 2002 and 2001 approximated $89,000 and $85,000, respectively.

Future minimum lease payments on these leases at December 31, 2002 were as follows:

               Year Ending December 31,
               ------------------------
                       2003                   $       93,600
                       2004                           93,600
                       2005                           83,550
                                                     -------

                                              $      270,750
                                                     =======

B/D Compliance Associates, Inc., a company owned by a former director of the Company, has provided regulatory consulting services. These services were provided at rates which management believes are comparable to those charged by unrelated compliance service providers. During 2002 and 2001, the Company paid $5,472 and $11,167, respectively, for consulting services.

(3)  Net Capital Requirements
     ------------------------

The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2002, the Company had net capital of $802,056 which was $702,056 in excess of its required net capital of $100,000. The Company's net capital ratio was .56 to 1.

(4)  Marketable Investment Securities
     --------------------------------

Marketable investment securities at December 31, 2002 and 2001 consist of equity securities. These securities serve as collateral for the Company's trading margin.

(5)  Income Taxes
     ------------

The components of income tax expense for the years ended December
31, 2002 and 2001 are as follows:



                                                 2002          2001
                                               --------      --------

         Current                            $         -             -
         Deferred                              (202,468)     (336,624)
         Change in valuation allowance          202,468       616,493
                                                -------       -------

                                            $         -       279,869
                                                =======       =======

                         RAIKE FINANCIAL GROUP, INC.

                 Notes to Financial Statements, continued

(5)  Income Taxes, continued
     -----------------------

The difference between income tax expense computed by applying the statutory federal income tax rate to loss before taxes for the years ended December 31, 2002 and 2001 is as follows:



                                            2002          2001
                                          --------      --------

        Pretax loss at statutory rate   $ (202,468)     (350,812)
        Change in valuation allowance      202,468       616,493
        Other                                   -         14,188
                                          --------      --------
                                        $       -        279,869
                                          ========      ========


The following summarizes the components of deferred taxes at December 31, 2002 and 2001.


                                                      2002          2001
                                                     -------      -------

        Deferred income tax assets:
          Operating loss carryforwards             $ 550,461      338,493
          Stock compensation expense                 259,000      259,000
          Accrued expenses                             9,500       19,000
                                                     -------      -------

            Total gross deferred income tax assets   818,961      616,493
        Less valuation allowance                     818,961      616,493
                                                     -------      -------
        Net deferred tax asset                     $      -            -
                                                     =======      =======



During 2002 and 2001, a valuation allowance was established for the net deferred tax asset, as the realization of the deferred tax asset is dependent on future taxable income.

At December 31, 2002, the Company had net operating loss carryforwards for tax purposes of approximately $1,399,000, which will expire beginning in 2015 if not previously utilized.

(6)  Miscellaneous Operating Expenses
     --------------------------------

Components of selling, general and administrative expenses which are greater than 1% of total revenues for the years ended
December 31, 2002 and 2001 are as follows:

                                                   2002        2001
                                                 _-------   ---------

        Consultant fees                         $ 365,093     317,676
        Customer write offs                        93,192      27,586
        Licenses and registrations                125,818     126,339
        Rent                                       89,100     117,050
        Compensation                              376,582   1,010,927
        Legal and professional fees               180,024     150,392
        Marketing                                  82,499          -

(7)  Shareholders' Equity
     --------------------

Stock Option Plan

The Company sponsors an incentive stock option plan for the benefit of certain employees in order that they might purchase Company stock at a certain price. A total of 800,000 shares of the Company's common stock are reserved for possible issuance under this plan. During 2001, 555,500 options were issued pursuant to this plan at an option price of $.01. During 2002, 480,500 options were exercised and 25,000 options were forfeited leaving 50,000 options outstanding at December 31, 2002. No options were granted during 2002. These options are currently exercisable and expire on December 31, 2003.

                         RAIKE FINANCIAL GROUP, INC.

                  Notes to Financial Statements, continued

(7)  Shareholders' Equity, continued
     -------------------------------

Stock Option Plan, continued
The weighted average grant date fair value of options issued in 2001 was $1.23. This fair value was estimated using the Minimum Value pricing model with the following assumptions: dividend yield of 0%; risk-free interest rate of 4.5% and an expected life of two years.

Stock Split
On July 19, 2001, the Company declared a four-for-one stock split. All share and per share amounts have been restated to reflect this split as if it had occurred on December 31, 2000.

Preferred Stock
During 2002 and 2001, the Company issued 31,000 and 10,500 shares, respectively, of its Series A Preferred Stock ("Preferred Stock") for $304,500 and $105,000, respectively. The Preferred Stock pays a cumulative annual dividend of $.70 per share. Each share of Preferred Stock is convertible into five shares of common stock at the option of the holder. Each share of Preferred Stock is mandatorily convertible into five shares of common stock upon the filing of public offering registration statement or a change in control (as defined). The Company may redeem the Preferred Stock by giving 30-day's notice to the preferred stockholders for a redemption price of $10.00 per share. Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders. The Preferred Stock has no voting rights.

Warrants
In connection with the issuance of the Company's Preferred Stock, the Company issued 26,250 and 77,500 Class A warrants in 2002 and 2001, respectively, and 26,250 and 77,500 Class B warrants in 2002 and 2001, respectively. The Class A warrants allow each holder to purchase one share of common stock for $2.00 and expire on January 31, 2004 and the Class B warrants allow each holder to purchase one share of common stock for $3.00 and expire on July 31, 2005.

(8)  Commitments and Contingencies
     -----------------------------

The Company has been named as defendant in several lawsuits that allege violations of federal and state securities laws and claim substantial damages. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various law suits will not result in material adverse effect on the Company's financial position or results of operations.

                          SUPPLEMENTAL SCHEDULE

                         RAIKE FINANCIAL GROUP, INC.

                           Supplemental Schedule

            Computation of Net Capital Under Rule 15c3-1 of
                 the Securities and Exchange Commission

                             December 31, 2002



Computation of Net Capital:
---------------------------

Total shareholders' equity                                      $ 842,008
Non-allowable assets                                              (56,399)
Exclusion of non-aggregate indebtedness liabilities                20,400
                                                                 --------

Tentative net capital                                             806,009
Haircuts                                                           (3,953)
                                                                 --------

Net capital                                                       802,056
Minimum net capital                                               100,000
                                                                 --------
         Excess net capital                                     $ 702,056
                                                                 ========
Aggregate Indebtedness to Net Capital Ratio:
--------------------------------------------

Aggregate indebtedness liabilities:
     Accounts payable                                           $  96,799
     Commissions payable                                          314,175
     Other liabilities                                             38,920
                                                                 --------
Aggregate indebtedness                                          $ 449,894
                                                                 ========

Net capital                                                     $ 802,056
                                                                 ========

Ratio                                                            .56 to 1
                                                                 ========


Reconciliation with Company's computation of net capital
(included in
Part II of its FOCUS report as of December 31, 2002):
-----------------------------------------------------

Net capital, as reported in Part II of FOCUS report             $ 823,876
Audit adjustments, net                                            (42,220)
Exclusion of liabilities                                           20,400
                                                                 --------
Net capital                                                     $ 802,056
                                                                 ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


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

NAME                         AGE         POSITION
----                         ---         --------

William J. Raike, III        43          Chairman, President and CEO

Shannon L. Raike             31          Executive Vice President,
                                         Treasurer and CFO

Morris L. Brunson            63          Director

William D. Bertsche          58          Director

The Board of Directors has designated an Audit Committee of the Board of Directors consisting of three members, that will review the scope of accounting audits, review with the independent auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, review with the independent auditors their final report, review with internal and independent auditors overall accounting and financial controls, and be available to the independent auditors during the year for consultation purposes. The Board of Directors has also designated a Compensation Committee of the Board of Directors consisting of three Directors, which will review the performance of senior management, recommend appropriate compensation levels and approve the issuance of stock options pursuant to the Company's stock option plan. All Directors and officers of the Company serve until their successors are duly elected and qualify.

The Audit committee consists of Morris Brunson, Mitchell Davis, and Shannon Raike.

The Compensation Committee consists of Morris Brunson, William
Raike, and William Bertsche.

William J. Raike, III, Chairman, President and CEO
--------------------------------------------------

Mr. Raike's eighteen-year tenure in the financial services industry has been marked with numerous accomplishments. His brokerage career began as a Financial Consultant with the NASD member national brokerage firm JW Gant & Co., where he started as a trainee and in less than five years was promoted to vice-president and branch manager in Atlanta, Ga. Mr. Raike later spent approximately two years with a NYSE Member Firm located in Richmond, VA and approximately two years as owner-operator an independent NASD member firm. Mr. Raike formed Raike Financial Group, Inc. in March of 1995 and through his extensive knowledge of the securities industry has been successful in growing the Company from 2 registered representatives and $200,000.00 in 1995 to over 100 registered representatives and approximately $10,000,000.00 in revenues in five years. Mr. Raike oversees all divisions of the Company holds the Series 4 (Registered Options Principal), 7 (General Securities Representative), 24 (General Securities Principal), 55 (Equity Trader), 63 (State Securities License) and 65 (Registered Investment Advisor) licenses.

Shannon L. Raike, Vice President, Treasurer and CFO
---------------------------------------------------

Shannon Raike graduated from Brenau College with an associates degree in accounting. Upon graduating from college in 1992, Mrs. Raike held an accounting position with Nuclear Support Services, Inc. where she gained extensive experience in corporate accounting and federal rules and regulations surrounding the nuclear power industry. Mrs. Raike also held previous positions with Associated Consumers and Henze Services, both in the nuclear power industry, in the accounting and payroll departments. Since Raike Financial's inception in 1995, Mrs. Raike has been the Chief Financial Officer in charge of all administrative and operational aspects of a broker/dealer. She is licensed in the Series 27 (Financial Operations Principal) and 28 (Introducing Broker-Dealer Financial Operations Principal) and acts as financial principal to the firm. Currently, she leads the operations and finance departments at Raike Financial Group, Inc.

William Raike and Shannon Raike have been married since 1992.

Morris L. Brunson, Director
---------------------------

Mr. Brunson graduated from Berry College in 1958 with a degree in Business Administration with a concentration in Accounting. His career has been spent in the accounting and financial areas primarily in the health care business. He was the Accounting Manager for Floyd Medical Center, a Cost Accountant for Ledbetter Construction Co. and has held several positions at the American Red Cross and the United Way. He retired from the firm in 1998 to pursue the management of several personal investments.

William D. Bertsche, Director
-----------------------------

Mr. Bertsche was educated at Santa Rosa College in Santa Rosa, CA and at River Falls College in WI. At an early age, Mr. Bertsche previously managed a family business in the dairy industry and since has managed private business ventures in the private security industry. He is an entrepreneur and has been self employed for the better part of his life and spends his time managing his personal investments.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the current annual salaries of i) each of our two highest-paid officers and ii) the Company's officers or directors as a group:


NAME OR IDENTITY OF GROUP     TITLE                           COMPENSATION
----------------------------------------------------------------------------
William J. Raike, III         Chairman, President             $   130,000
                              and CEO

Shannon L. Raike              Executive Vice-President,       $   120,000
                              Treasurer and CFO

TOTAL SALARIES FOR THE YEAR 2002 OF OFFICERS
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

NAME & ADDRESS                    SHARES OWNED      PERCENT OF CLASS
William Raike, III                  12,193,000           69.61%

Morris Brunson                       1,544,000            8.81%

William Bertsche                       800,000            4.57%

OFFICERS & DIRECTORS AS A GROUP     14,537,000           82.99%


To the best of our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, subject to community property laws where applicable. The above referenced number of shares does not include shares available upon exercise of the options described below.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into an employment agreement with William and Shannon Raike. This employment agreement calls for annual salaries totaling $250,000. Additionally, William and Shannon Raike are to receive a bonus equal to 2.5% of revenues of the Company. During 2002, this bonus totaled $144,691. In 2002, William and Shannon Raike declined $5,900 in salary.

As of December 31, 2001, the Company had advanced approximately
$121,000 to Fresco Foods, LLC, a restaurant partially owned by William Raike. This advance was payable on demand, unsecured, and bore interest at an annual rate of 10%. During 2002, the Company determined that this advance was not collectible and wrote off all principal and interest totaling approximately $139,000.

Effective October 13, 2000, the Company signed a five-year lease for approximately 4,500 square feet of office space at a rate of $18 per square foot or $84,000 per year. The Company signed a three-year least effective August 1, 2002 for an additional 500 square feet of office space at $18 per square foot or $9,000 per year. The lessor for both leases is White Mountain Partners, Inc., a corporation wholly owned by the William and Shannon Raike. The signing of the leases was approved by a majority of the disinterested Directors of the Company at a meeting in which it was determined that the lease terms were not in excess of rentals for comparable space and a determination was made that the leases were in the best interests of the Company.

B/D Compliance Associates, Inc., a company owned by a former director of the Company, has provided regulatory consulting services. These services were provided at rates which management believes are comparable to those charged by unrelated compliance service providers. During 2002 and 2001, the Company paid $5,472 and $11,167, respectively, for consulting services.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10KSB

(a)	Exhibits

	Exhibit
	Number			Exhibit

(b)	Reports on Form 8-K in the fourth quarter of 2002.  None.

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)). Based on this evaluation, our principal executive officer and principal financial officer concluded that the effectiveness of such controls and procedures are adequate to timely alert them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                              RAIKE FINANCIAL GROUP, INC.



                               By:/s/William J. Raike, III
                                  ---------------------------
                                  William J. Raike, III
                                  President and Chief
                                  Executive Officer




                               By:/s/Shannon L. Raike
                                  -------------------
                                  Shannon L. Raike
                                  Chief Financial Officer


                               Date: March 28, 2003



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                                    Date

/s/William J. Raike III  President and Chief Executive Officer,  March 28, 2003
-----------------------  Director
William J. Raike, III    (Principal Executive Officer)


/s/Morris L. Brunson
-----------------------  Director                                March 28, 2003
Morris L. Brunson


/s/William D. Bertsche
-----------------------  Director                                March 28, 2003
William D. Bertsche

/s/Shannon L. Raike
-----------------------  Secretary, Director                     March 28, 2003
Shannon L. Raike         (Principal Financial and Accounting
                         Officer)

                               Certification

I, William J. Raike, III, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Raike
    Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
         Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                    /s/ William J. Raike, III
                                    -------------------------------------
                                    William J. Raike, III
                                    President and Chief Executive Officer

                                Certification

I, Shannon L. Raike, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Raike
    Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                /s/ Shannon L. Raike
                                ------------------------------------------
                                Shannon L. Raike
                                Principal Financial and Accounting Officer