Form 10QSB
period 2003-03-31
RAIKE FINANCIAL GROUP INC/GA
filed 2003-05-15
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2003

                                     OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ____________ to ___________

                       Commission file number 000-32997

                         Raike Financial Group, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Georgia                         6211                  58-2161804
-----------------------------  ---------------------------- -----------------
(State of Jurisdiction of      (Primary Standard Industrial (I.R.S. Employer
Incorporation or organization) Classification Code Number)  Identification No.)

   275 Parkway 575 Suite 100
   Woodstock, Georgia                                     30188
   -------------------------------                     -----------
   (Address of principal executive                      (Zip Code)
               offices)

                              770-516-6996
                           ------------------
                           (Telephone Number)


                            Not Applicable
                            --------------
                     (Former name, former address
                         and former fiscal year,
                      if changed since last report)

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

    17,627,272 shares of common stock, $.01 par value per share, issued and outstanding as of May 10, 2003.


 Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                          RAIKE FINANCIAL GROUP, INC.

                                      INDEX

                                                               Page No.
                                                               --------

PART I	FINANCIAL INFORMATION

  Item 1. Financial Statements                                       3

          Balance Sheet (unaudited) at March 31, 2003                3

          Statements of Operations (unaudited) for the Three
           Months Ended March 31, 2003 and 2002                      4

          Statements of Cash Flows (unaudited) for the Three
           Months Ended March 31, 2003 and 2002                      5

          Notes to Financial Statements (unaudited)                  6

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       7

  Item 3. Controls and Procedures                                    8


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                          9

  Item 2. Changes in Securities                                      9

  Item 3. Defaults Upon Senior Securities                            9

  Item 4. Submission of Matters to a Vote of Security Holders        9

  Item 5. Other Information                                          9

  Item 6. Exhibits and Reports on Form 8-K                           9



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

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          RAIKE FINANCIAL GROUP, INC.

                                Balance Sheet
                                 (unaudited)

                               March 31, 2003



                                   Assets
                                   ------

Cash and cash equivalents                                   $      544,161
Certificate of deposit                                             141,371
Clearing deposit                                                   135,000
Marketable investment securities, at market value                  224,200
Furniture, fixtures, and equipment                                  15,043
Commissions receivable                                             481,964
Other assets                                                         5,140
                                                            --------------

                                                            $    1,546,879
                                                            ==============

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Liabilities:
    Accounts payable                                        $      116,265
    Commissions payable                                            366,230
    Other liabilities                                               25,000
    Preferred dividends payable                                      7,641
    Trading margin                                                 224,200
                                                            --------------

         Total Liabilities                                         739,336
                                                            --------------

Shareholders' Equity:
    Convertible cumulative preferred stock of
      $.01 par value; 5,000,000 shares authorized;                 535,000
      shares issued and outstanding                                    535
    Common stock of $.01 par value;
      20,000,000 shares authorized;
      17,627,272 shares issued                                     176,273
    Additional paid-in capital                                   2,953,248
    Accumulated deficit                                         (2,248,263)
    Treasury stock 60,000 shares                                   (74,250)
                                                            --------------

         Total Shareholders' Equity                                807,543
                                                            --------------

                                                            $    1,546,879
                                                            ==============

                          RAIKE FINANCIAL GROUP, INC.

                           Statements of Operations
                                (unaudited)

             For the Three Months Ended March 31, 2003 and 2002

                                                               2003            2002
                                                           ------------     -----------

Operating income:
  Commissions                                              $  1,297,178       1,386,816
  Interest income                                                49,214          49,361
  Losses on marketable investment securities                    (87,973)        (71,338)
  Other fees                                                    134,710         181,032
                                                            -----------     -----------

    Total operating income                                    1,393,129       1,545,871
                                                            -----------     -----------

Operating expenses:
  Commissions to brokers                                      1,125,065       1,139,690
  Clearing costs                                                 49,338          83,756
  Selling, general and administrative expenses                  366,050         395,630
                                                            -----------     -----------

    Total operating expenses                                  1,540,453       1,619,076
                                                            -----------     -----------

    Net loss                                               $   (147,324)        (73,205)
                                                            ===========     ===========
Net loss per share, based on weighted average shares
outstanding of 17,607,050 and 17,036,752                   $       (.01)           (.00)
                                                            ===========     ===========



                         RAIKE FINANCIAL GROUP, INC.

                         Statements of Cash Flows
                               (unaudited)

            For the Three Months Ended March 31, 2003 and 2002



                                                                 2003            2002
                                                           -------------     ------------
Cash flows from operating activities:
  Net loss                                                 $    (147,324)        (73,205)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation                                                 3,000             -
      Change in marketable investment securities                (200,200)         73,941
      Change in commissions receivable                          (111,388)       (338,896)
      Change in accounts payable                                  19,466         (20,387)
      Change in commissions payable                               52,056         239,892
      Change in other                                             35,786         (25,224)
                                                            ------------     -----------

         Net cash used in operating activities                  (348,604)       (143,879)
                                                            ------------     -----------

Cash flows from investing activities consisting of
  purchases of furniture, fixtures and equipment                  (2,571)            (55)
                                                            ------------     -----------

Cash flows from financing activities consisting of
    Proceeds from preferred  stock                               120,000             -
    Payment of preferred dividends                               (13,621)            -
    Proceeds from options                                            200             -
    Change in trading margin                                     200,200         (48,691)
                                                            ------------     -----------

         Net cash provided by financing activities               306,779         (48,691)
                                                            ------------     -----------

         Net change in cash                                      (44,396)       (192,625)

Cash at beginning of period                                      588,557         826,430
                                                            ------------     -----------

Cash at end of period                                      $     544,161         633,805
                                                            ============     ===========


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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results of a full year's operations.

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

Stock-Based Compensation
------------------------

The Company sponsors a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net income, only to the extent that the option price is less than the market value at the grant date. Net loss and loss per share would not be materially different if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Item 2.

                           RAIKE FINANCIAL GROUP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

             For the Three Months Ended March 31, 2003 and 2002

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Total revenue for the three months ended March 31, 2003 decreased by $152,742 or 10% to $1,393,129 from $1,545,871 for the comparable period in 2002.

Commission revenue decreased by $89,638 or 6% to $1,297,178 from $1,386,816 for the comparable period in 2002. The decrease was due to an overall decline in the Company's business, resulting in a decrease in the number of clients and transactions.

Fees from clearing transaction charges and other income decreased by $46,322 or 26% to $134,710 from $181,032 for the three months ended March 31, 2003 compared to the same period in 2002. This decrease was principally due to an overall decline in transactional business.

Total operating expenses for the three months ended March 31, 2003 decreased by $79,122 or 5% to $1,540,454 from $1,619,576 for the same period in 2002.
This decrease resulted from a reduction in transactions costs associated with decreased securities volume.

Commissions to brokers decreased by $14,625 or 1% to $1,125,065 for the three months ended March 31, 2003 from $1,139,690 in the prior year. This decrease is attributable to decreased sales volume and a decrease in the number of clients.

Clearing costs decreased by $34,418 or 41% to $49,338 for the three months ended March 31, 2003 from $83,756 in the prior year. This decrease was due to the rate we pay to our clearing agent and a decrease of our sales volume. As a percentage of commission income clearing costs were 4% in 2003 compared to 6% in 2002.

Selling, general and administrative expense decreased $29,580 or 7% to $366,050 for the three months ended March 31, 2003 from $395,630 in the prior year. This decrease was due to an effort to decrease overall spending.

Net loss was $147,324 for the three months ended March 31, 2003 compared to a net loss of $73,205 for the same period in 2002. The principal cause of the increase in net loss was due to an overall decline in the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at March 31, 2003 were $807,542.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at March 31, 2003 was $743,721.

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

The Company's cash and cash equivalents decreased by $44,396 to $544,161 as of March 31, 2003, from $588,557 as of December 31, 2002. This decrease was due to the net loss from operations during 2003, partially offset by proceeds from the issuance of preferred stock.

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

Item 3.  Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

Item 2. Changes in Securities

        (a)  Not applicable.
        (b)  Not applicable.
        (c) Pursuant to section 701 of Regulation SB, the following disclosures are made:
             Item 701(a) In the quarter ended March 31, 2003, the Company sold 120,000 shares of its 7%, convertible, cumulative, $.01 par value preferred stock.
             Item 701(b) This item is not applicable as there are no underwriters involved in the sale of these securities.
             Item 701(c)  The total proceeds from these sales were $120,000.
             Item 701(d) The sales were undertaken pursuant to Rule 506 of Regulation D as a non-public offering and further transfers were restricted in the absence of registration or exemption therefrom.
        (d)  Not applicable.

Item 3.	Defaults Upon Senior Securities

        Not applicable.


Item 4.	Submission of Matters to a Vote of Security Holders

        None.

Item 5.	Other Information

        None.

Item 6.	Exhibits and Reports on Form 8-K

        (a)  Exhibits:
             99.1 CEO and CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K
             None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RAIKE FINANCIAL GROUP, INC.



Date:   May 13, 2003      By:/S/WILLIAM J. RAIKE, III
        ------------         -----------------------------------------------
                             William J. Raike, III
                             President, Chief Executive Officer and Director



Date:   May 13, 2003       By:/S/SHANNON L. RAIKE
        ------------          ----------------------------------------------
                              Shannon L. Raike
                              Chief Financial and Accounting Officer

                               Certification

I, William J. Raike, III, Chief Executive Officer of Raike Financial Group, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Raike Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003



	/S/ William J. Raike, III
        -------------------------
	Chief Executive Officer

                                Certification


I, Shannon L. Raike, Chief Financial Officer of Raike Financial Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Raike Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003



	/S/ Shannon L. Raike
        -----------------------
	Chief Financial Officer