Form 10QSB
period 2003-06-30
RAIKE FINANCIAL GROUP INC/GA
filed 2003-08-14
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                FORM 10-QSB

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2003

                                     OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ___________ to

                     Commission file number 000-32997

                       Raike Financial Group, Inc.
                       ---------------------------
           (Exact name of registrant as specified in its charter)

        Georgia                        6211                 58-2161804
-------------------------   -------------------------  -------------------
(State of Jurisdiction of       (Primary Standard      (I.R.S. Employer
     Incorporation or       Industrial Classification  Identification No.)
      organization)               Code Number)

 275 Parkway 575 Suite 100
  Woodstock, Georgia                                             30188
 -------------------------------                          ------------------
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

    17,627,272 shares of common stock, $.01 par value per share, issued and outstanding as of August 3, 2003.

    Transitional Small Business Disclosure Format (check one): YES []  NO [X]

                         RAIKE FINANCIAL GROUP, INC.

                                   INDEX

                                                                      Page No.
                                                                      --------
PART I   FINANCIAL INFORMATION

 Item 1. Financial Statements                                            3

         Balance Sheet (unaudited) at June 30, 2003                      3

         Statements of Operations (unaudited) for the Three Months
          and the Six Months Ended June 30, 2003 and 2002                4

         Statements of Cash Flows (unaudited) for the Six
          Months Ended June 30, 2003 and 2002                            5

         Notes to Financial Statements (unaudited)                       6

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

 Item 3. Controls and Procedures                                         9


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                               10

 Item 2. Changes in Securities                                           10

 Item 3. Defaults Upon Senior Securities                                 10

 Item 4. Submission of Matters to a Vote of Security Holders             10

 Item 5. Other Information                                               10

 Item 6. Exhibits and Reports on Form 8-K                                10



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

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         RAIKE FINANCIAL GROUP, INC.

                               Balance Sheet
                                (unaudited)

                               June 30, 2003


                                 Assets
                                 ------

Cash and cash equivalents                                      $   733,407
Certificate of deposit                                             141,370
Clearing deposit                                                   135,000
Marketable investment securities, at market value                  331,440
Commissions receivable                                             831,427
Furniture, fixtures, and equipment, net                             20,903
Other assets                                                         8,024
                                                                 ---------
                                                               $ 2,201,571
                                                                 =========

                    Liabilities and Shareholders' Equity
                    ------------------------------------
Liabilities:
    Accounts payable                                           $    86,571
    Commissions payable                                            691,508
    Preferred dividends payable                                     19,293
    Other liabilities                                              575,000
    Trading margin                                                 331,440
                                                                 ---------
         Total Liabilities                                       1,703,812
                                                                 ---------
Shareholders' Equity:

    Convertible cumulative preferred stock
     of $.01 par value; 5,000,000 shares authorized;
     70,500 shares issued and outstanding                              705
    Common stock of $.01 par value;
     50,000,000 shares authorized;
     17,627,272 shares issued                                      176,273
    Additional paid-in capital                                   3,123,077
    Accumulated deficit                                         (2,728,046)
    Treasury stock 60,000 shares                                   (74,250)
                                                                 ---------
         Total Shareholders' Equity                                497,759
                                                                 ---------
                                                               $ 2,201,571
                                                                 =========


See accompanying notes to unaudited financial statements.

                        RAIKE FINANCIAL GROUP, INC.

                         Statements of Operations
                               (unaudited)

   For the Three Months and the Six Months Ended June 30, 2003 and 2002


                                                        Three Months                  Six Months
                                                       Ended June 30                 Ended June 30
                                                       -------------                 -------------

                                                   2003            2002            2003            2002
                                                   ----            ----            ----            ----

Operating income:
  Commissions                               $   1,931,207       1,224,172       3,228,385       2,611,238
  Interest income                                  57,379          66,823         106,593         116,185
  Gains (losses) on marketable
     investment securities                         48,891          38,272         (39,082)        (33,066)
  Other fees                                      193,790         214,005         328,500         394,786
                                                ---------       ---------       ---------       ---------

         Total operating income                 2,231,267       1,543,272       3,624,396       3,089,143
                                                ---------       ---------       ---------       ---------
Operating expenses:
  Commissions to brokers                        1,755,239       1,016,766       2,880,304       2,156,456
  Clearing costs                                   52,813          80,273         102,151         164,029
  Selling, general and administrative
     expenses                                     335,191         496,955         701,241         893,085
  Settlement of arbitration                       557,250             -           557,250             -
                                                ---------       ---------       ---------       ---------

         Total operating expenses               2,700,493       1,593,994       4,240,946       3,213,570
                                                ---------       ---------       ---------       ---------

         Net loss                           $    (469,226)        (50,722)       (616,550)       (124,427)
                                                =========       =========       =========       =========

Net loss per share                          $        (.03)            .00            (.03)           (.01)
                                                =========       =========       =========       =========


See accompanying notes to unaudited financial statements.

                          RAIKE FINANCIAL GROUP, INC.

                           Statements of Cash Flows
                                (unaudited)

               For the Six Months Ended June 30, 2003 and 2002

                                                                 2003            2002
                                                                 ----            ----

Cash flows from operating activities:
  Net loss                                                  $  (616,550)       (124,427)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                6,000           6,000
      Change in marketable investment securities               (307,440)         35,147
      Change in commissions receivable                         (460,851)         42,526
      Change in other assets                                     32,902         (11,581)
      Change in accounts payable                                (10,528)        (55,399)
      Change in commissions payable                             377,334         (71,095)
      Change in other liabilities                               550,000         (25,000)
                                                               --------        --------

        Net cash used in operating activities                  (429,133)       (203,829)
                                                               --------        --------

Cash flows from investing activities:
  Change in certificate of deposits                                 -            (7,055)
  Change in loans                                                   -               -
  Purchases of furniture, fixtures and equipment                (11,431)           (223)
                                                               --------        --------

        Net cash used in investing activities                   (11,431)         (7,278)
                                                               --------        --------

Cash flows from financing activities:
  Net change in trading margin                                  307,440          (9,897)
  Proceeds from sale of preferred stock                         315,000             -
  Retirement of preferred stock                                 (25,000)            -
  Purchase of treasury stock                                        -              (500)
  Proceeds from exercise of stock options                           500             925
  Payment of dividends                                          (12,526)         (1,000)
                                                               --------        --------

        Net cash provided (used) in financing activities        585,414         209,528
                                                               --------        --------

        Net change in cash                                      144,850          (1,579)

Cash at beginning of period                                     588,557         826,430
                                                               --------        --------
Cash at end of period                                       $   733,407         824,851
                                                               ========        ========



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

  The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the results of a full year's operations.

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

(2) Settlement of Arbitration
    -------------------------

  There has been an ongoing NASD arbitration case between Raike Financial Group and a group of three of its former customers. Raike Financial Group firmly believed that the case had no merits and was baseless. However, on July 1, 2003, a panel of arbitrators, through NASD Dispute Resolution, issued an award in favor of the plaintiffs in an NASD arbitration proceeding in which the Company was named as a defendant (Conkey, Potera, Van Houten v. Riccio, Gaines Berland, Inc., Bear Sterns, Inc., First American Equities, Inc., Fiserv Correspondent Services, Inc., Eisner Securities, Inc., National Financial Services, Inc., Sunpoint Securities, Inc., Raike Financial Group, Inc., and Southwest Securities, Inc. NASD No. 00-04941). The claims arose over speculative margin trading by three customers during the market run-up and decline of 1999-2000. As the market declined, the customers defaulted and the Company was attempting to collect the unpaid margin debt, as previously disclosed in Company filings. To avoid having to pay, these customers commenced an arbitration proceeding in Buffalo, New York alleging unauthorized trading, excessive transactions and unsuitability among other things. The Company denied any liability and counterclaimed for over $100,000 of unpaid margin debt. A three-arbitrator panel composed of local people found, after hearings, that the Company was jointly liable with another defendant. The Company settled its portion of the award in July 2003 for $557,250, all of which has been booked as a settlement of arbitration expense for the period ended June 30, 2003. The Company believes that this award is unjust in the extreme, arbitrary, excessive and against the weight of the evidence. The Company is barred by the terms of the settlement from seeking to vacate the award. The Company understands that motions to vacate the award have been filed by the other parties.

                          RAIKE FINANCIAL GROUP, INC.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

          For the Quarters and Six Months Ended June 30, 2003 and 2002

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

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 2003 AND 2002

Total revenue for the quarter ending June 30, 2003 increased by $687,995 or by 45% to $2,231,267 from 1,543,272 for the comparable period in 2002.

Commission revenue increased by $707,035 or 58% to $1,931,207 from $1,224,172 for the comparable period in 2002. The increase was due to an overall increase in the Company's business.

Interest income decreased by $9,444 or 14% to $57,379 from $66,823 during the quarter ended June 30, 2003 compared to the same period in 2002 as the Company maintained lower average interest bearing deposits and securities in 2003.

Marketable investments income increased by $10,619 or 28% to $48,891 from $38,272 compared to the same period in 2002 as the Company's marketable investments appreciated more in 2003 than 2002.

Fees from clearing transaction charges and other income decreased by $20,215 or 9% for the quarter ended June 30, 2003 compared to the same period in 2002. This decrease was principally due to an overall decline in transactional business.

Total operating expenses for the quarter ended June 30, 2003 increased by $1,106,499 to $2,700,493 from $1,593,994 for the same period in 2002. This increase is due to the settlement accrued by the Company as of June 30, 2003 of $557,250 as described in the notes to financial statements appearing in Part I, Item 1 of this Form 10-QSB. Excluding this settlement, expenses increased $549,249 due to an increase in commissions paid to brokers, partially offset by a significant decrease in selling, general and administrative expenses.

Commissions to brokers increased by $738,473 or 73% to $1,755,239 for the quarter ended June 30, 2003 from $1,016,766 in the prior year. This increase coincides with the increase in commission revenue during the quarter.

Clearing costs decreased by $27,460 or 34% to $52,813 for the quarter ended June 30, 2003 from $80,273 in the prior year. This decrease was due to the Company negotiating a lower clearing fee with its clearing agent at the beginning of 2003. As a percentage of commission income clearing costs were 2.7% in 2003 compared to 6.6% in 2002.

Selling, general and administrative expense decreased $161,764 or 33% to $335,191 for the quarter ended June 30, 2003 from $496,955 in the prior year. This decrease was due to cost-cutting measures undertaken by the Company in 2003. Certain marketing and advertising expenses incurred in 2002 were not incurred in 2003. Additionally, the Company reduced consulting, legal and travel expenses in 2003 when compared to 2002.

Net loss was $469,226 for the quarter ended June 30, 2003 compared to a net loss of $50,722 for the same period in 2002. The principal cause of the net loss in 2003 was the settlement booked totaling $557,250. Excluding this settlement, the Company would have reported net income of $88,274 for the quarter ended June 30, 2003.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenue for the six months ended June 30, 2003 increased by $535,253 or 17% to $3,624,396 from $3,089,143 for the comparable period in 2002.

Commission revenue increased by $617,147 or 24% to $3,228,385 from $2,611,238 for the comparable period in 2002. The increase was due to an overall increase in the Company's business.

Interest income decreased by $9,592 or 8% during the six months ended June 30, 2003 compared to the same period in 2002 as the Company maintained lower average interest bearing deposits in 2003.

The Company recognized a net loss on marketable investment securities of $39,082 during the six months ended June 30, 2003 compared to a net loss on marketable investment securities of $33,066 in the same period in 2002.

Fees from clearing transaction charges and other income decreased by $66,286 or 17% for the six months ended June 30, 2003 compared to the same period in 2002. This decrease was principally due to an overall decline in transactional business.

Total operating expenses for the six months ended June 30, 2003 increased by $1,027,376 or 32% to $4,240,946 from $3,213,570 for the same period in 2002. This increase is due to the settlement accrued by the Company as of June 30, 2003 of $557,250 as described in the notes to financial statements appearing in Part I, Item 1 of this Form 10-QSB. Excluding this settlement, expenses increased $470,126 due to an increase in commissions paid to brokers, partially offset by a significant decrease in selling, general and administrative expenses.

Commissions to brokers increased by $723,848 or 34% to $2,880,304 for the six months ended June 30, 2003 from $2,156,456 in the prior year. This increase is attributable to increased sales volume.

Clearing costs decreased by $61,878 or 38% to $102,151 for the six months ended June 30, 2003 from $164,029 in the prior year. This decrease was due to the Company negotiating a lower clearing fee with its clearing agent at the beginning of 2002. As a percentage of commission income clearing costs were 3.2% in 2003 compared to 6.3% in 2002.

Selling, general and administrative expense decreased $191,844 or 21% to $701,241 for the six months ended June 30, 2003 from $893,085 in the prior year. This decrease was due to cost-cutting measures undertaken by the Company in 2003. Certain marketing and advertising expenses incurred in 2002 were not incurred in 2003. Additionally, the Company reduced consulting, legal and travel expenses in 2003 when compared to 2002.

Net loss was $616,550 for the six months ended June 30, 2003 compared to a net loss of $124,427 for the same period in 2002. The principal cause of the net loss in 2003 was the settlement booked totaling $557,250. Excluding this settlement, the Company would have reported a net loss of $59,300 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at June 30, 2003 were $497,759.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at June 30, 2003 was $382,758.

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

The Company's cash and cash equivalents increased by $144,850 to $733,407 as of June 30, 2003, from $588,557 as of December 31, 2002.
This increase was due to proceeds from the sale of preferred stock, partially offset by cash used by operating activities.

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

                       PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

The Company is subject to routine litigation incidental to its business, including claims by the Company to recover defaulted margin indebtedness and customer claims against brokers in which the Company is named as a co-respondent. The Company is vigorously litigating each of these claims and believes on the advice of its counsel that each of the claims against the Company is without merit and will not result in significant recovery to the claimant from the Company or a finding of any material liability of the Company. Please see Notes to Financial Statements appearing in Part I, Item 1 for recent settlement of Arbitration Proceeding.

Item 2. Changes in Securities

     (a)   Not applicable.
     (b)   Not applicable.
     (c) Pursuant to section 701 of Regulation SB, the following disclosures are made:

           Item 701(a) In the quarter ended June 30, 2003, the Company sold 31,500 shares of its 7%, convertible, cumulative, $.01 par value preferred stock.

           Item 701(b) This item is not applicable as there are no underwriters involved in the sale of these securities.

           Item 701(c) The total proceeds from these sales were $315,000.

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

        None.

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits

           31 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
                   of the Sarbanes-Oxley Act of 2002

           32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                   Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K
           None.

                                 SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           RAIKE FINANCIAL GROUP, INC.

Date:  August 13, 2003     By:/S/WILLIAM J. RAIKE, III
                              ----------------------------------
                              William J. Raike, III
                              President, Chief Executive Officer
                              and Director




Date:   August 13, 2003    By:/S/MELISSA L. WHITLEY
                              ----------------------------------
                              Melissa L. Whitley
                              Chief Financial and Accounting
                              Officer