Form 10QSB
period 2003-09-30
RAIKE FINANCIAL GROUP INC/GA
filed 2003-11-13
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 2003
                                       ------------------

                               OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from ______________ to ____________

                Commission file number 000-32997
                                      -----------

                   Raike Financial Group, Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Georgia                      6211                    58-2161804
----------------------     -------------------------    -------------------
(State of Jurisdiction        (Primary Standard           (I.R.S. Employer
   of Incorporation        Industrial Classification    Identification No.)
   or organization)               Code Number)

   275 Parkway 575 Suite 100
   Woodstock, Georgia                                         30188
----------------------------------------                -------------------
(Address of principal executive offices)                    (Zip Code)

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

                        YES [X]         NO  [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    17,641,752 shares of common stock, $.01 par value per share, issued and outstanding as of October 23, 2003.

    Transitional Small Business Disclosure Format (check one):

                        YES [ ]          NO  [X]

                   RAIKE FINANCIAL GROUP, INC.

                              INDEX

                                                             Page No.
                                                             --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                   3

          Balance Sheet (unaudited) at September 30, 2003        3

          Statements of Operations (unaudited) for the
            Three Months and the Nine Months Ended
            September 30, 2003 and 2002                          4

          Statements of Cash Flows (unaudited) for the
            Nine Months Ended September 30, 2003 and 2002        5

          Notes to Financial Statements (unaudited)              6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          7

Item 3.   Controls and Procedures                                10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      11

Item 2.   Changes in Securities                                  11

Item 3.   Defaults Upon Senior Securities                        11

Item 4.   Submission of Matters to a Vote of Security
          Holders                                                11

Item 5.   Other Information                                      11

Item 6.   Exhibits and Reports on Form 8-K                       11













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

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                   RAIKE FINANCIAL GROUP, INC.

                          Balance Sheet
                           (unaudited)

                       September 30, 2003


                            Assets
                            ------
Cash and cash equivalents                                $    252,065
Certificate of deposit                                        185,188
Clearing deposit                                              125,000
Commissions receivable                                        915,978
Furniture, fixtures, and equipment, net                        18,132
Other assets                                                   18,678
                                                         ------------
                                                         $  1,515,041
                                                         ============

              Liabilities and Shareholders' Equity
              ------------------------------------

Liabilities:
    Accounts payable                                     $    106,717
    Commissions payable                                       727,767
    Preferred dividends payable                                12,687
    Other liabilities                                          25,000
                                                         ------------
         Total Liabilities                                    872,171
                                                         ------------

Commitments

Shareholders' Equity:
    Convertible cumulative preferred stock
      of $.01 par value; 5,000,000 shares authorized;
      73,500 shares issued and outstanding                        735
    Common stock of $.01 par value;
      50,000,000 shares authorized;
      17,641,752 shares issued                                176,418
    Additional paid-in capital                              3,164,357
    Accumulated deficit                                    (2,624,390)
    Treasury stock 60,000 shares                              (74,250)
                                                         ------------
         Total Shareholders' Equity                           642,870
                                                         ------------
                                                         $  1,515,041
                                                         ============







See accompanying notes to unaudited financial statements.

                    RAIKE FINANCIAL GROUP, INC.

                    Statements of Operations
                           (unaudited)

        For the Three Months and the Nine Months Ended
                   September 30, 2003 and 2002


                                       Three Months                   Nine Months
                                    Ended September 30             Ended September 30
                                 -------------------------     ---------------------------
                                     2003          2002            2003          2002
                                 ------------  -----------     ------------  -------------
Operating income:
Commissions                      $  2,293,438    1,047,896        5,519,342      3,659,134
Interest income                        80,404       41,399          186,998        157,584
Gains (losses) on marketable
  investment securities                20,925      (73,930)         (18,157)      (106,996)
Other fees                            191,814      239,677          522,794        634,463
                                 ------------  -----------     ------------  -------------
     Total operating income         2,586,581    1,255,042        6,210,977      4,344,185
                                 ------------  -----------     ------------  -------------

Operating expenses:
Commissions to brokers              2,092,318      854,670        4,972,621      3,011,126
    Clearing costs                     51,279       64,985          153,430        229,014
    Selling, general and
      administrative expenses         326,642      568,626        1,027,883      1,461,711
    Settlement of arbitration            -            -             557,250           -
                                 ------------  -----------     ------------  -------------
Total operating expenses            2,470,239    1,488,281        6,711,184      4,701,851
                                 ------------  -----------     ------------  -------------

Net income (loss)                $    116,342     (233,239)        (500,207)      (357,666)
                                 ============  ===========     ============  =============

Net income (loss) per share      $       0.01        (0.01)           (0.03)         (0.02)
                                 ============  ===========     ============  =============
















See accompanying notes to unaudited financial statements.

                        RAIKE FINANCIAL GROUP, INC.

                         Statements of Cash Flows
                                (unaudited)

           For the Nine Months Ended September 30, 2003 and 2002


                                                       2003           2002
                                                   -----------    -----------

Cash flows from operating activities:
  Net loss                                         $  (500,207)      (357,666)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                       9,000          6,000
      Change in marketable investment securities        24,000       (103,353)
      Change in commissions receivable                (545,402)        75,931
      Change in other assets                            22,248         61,173
      Change in accounts payable                         9,618        (15,724)
      Change in commissions payable                    413,593        (97,243)
      Change in other liabilities                         -           (25,000)
                                                   -----------    -----------
          Net cash used in operating activities       (567,150)      (455,882)
                                                   -----------    -----------

Cash flows from investing activities:
      Change in certificate of deposits                (43,818)        (7,055)
      Change in clearing deposit                        10,000        (10,000)
      Purchases of furniture, fixtures
        and equipment                                  (11,660)          (737)
                                                   -----------    -----------

          Net cash used in investing activities        (45,478)       (17,792)
                                                   -----------    -----------

Cash flows from financing activities:
      Net change in trading margin                     (24,000)       128,603
      Proceeds from sale of preferred stock            356,310        305,000
      Retirement of preferred stock                    (25,000)          -
      Purchase of treasury stock                          -              (500)
      Proceeds from exercise of stock options              645          5,055
      Payment of preferred dividends                   (31,819)       (13,483)
                                                   -----------    -----------
           Net cash provided by financing
           activities                                  276,136        424,675
                                                   -----------    -----------

Net change in cash                                    (336,492)       (48,999)

Cash at beginning of period                            588,557        701,430
                                                   -----------    -----------

Cash at end of period                              $   252,065        652,431
                                                   ===========    ===========









See accompanying notes to unaudited financial statements.

                        RAIKE FINANCIAL GROUP, INC.
                       Notes to Financial Statements


(1)   Organization
      ------------

   Raike Financial Group, Inc. (the "Company") is a full service securities brokerage firm, which has been in business since
   1995.   The Company is registered as a broker-dealer with  the
   National Association of Securities Dealers ("NASD") in 48 states and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S.
   Securities  and  Exchange  Commission  ("SEC").   The  Company
   offers  full service commission and fee based money management
   services  to  individual  and  institutional  investors.   The
   Company maintains a custody-clearing relationship with SW Securities, Inc. ("SWS")

   The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended September 30, 2003 are not necessarily indicative of the results of a full year's operations.

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

(2)  Settlement of Arbitration
     -------------------------

   There has been an ongoing NASD arbitration case between Raike Financial Group and a group of three of its former customers that has been resolved. Raike Financial Group firmly believed that the case had no merits and was baseless. However, on July 1, 2003, a panel of arbitrators, through NASD Dispute Resolution, issued an award in favor of the plaintiffs in an NASD arbitration proceeding in which the Company was named as a defendant (Conkey, Potera, Van Houten
   v. Riccio, Gaines Berland, Inc., Bear Sterns, Inc., First American Equities, Inc., Fiserv Correspondent Services, Inc., Eisner Securities, Inc., National Financial Services, Inc., Sunpoint Securities, Inc., Raike Financial Group, Inc., and Southwest Securities, Inc. NASD No. 00-04941). The claims arose over speculative margin trading by three customers during the market run-up and decline of 1999-2000. As the market declined, the customers defaulted and the Company was attempting to collect the unpaid margin debt, as previously disclosed in Company filings. To avoid having to pay, these customers commenced an arbitration proceeding in Buffalo, New York alleging unauthorized trading, excessive transactions and unsuitability among other things. The Company denied any liability and counterclaimed for over $100,000 of unpaid margin debt. A three-arbitrator panel composed of local people  found,  after hearings, that the Company  was  jointly liable with another defendant. The Company settled its portion of the award in July 2003 for $557,250, all of which has been booked as a settlement of arbitration expense for the nine months ended September 30, 2003. The Company believes that this award is unjust in the extreme, arbitrary, excessive and against the weight of the evidence. The Company is barred by the terms of the settlement from seeking to vacate the award. The Company understands that motions to vacate the award have been filed by the other parties.

Item 2.

                   RAIKE FINANCIAL GROUP, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

           For the Three Months and Nine Months Ended
                    September 30, 2003 and 2002

OVERVIEW
--------

The following discussion should be read in conjunction with the Financial Statements of the Company and the Notes thereto appearing elsewhere herein.


FORWARD-LOOKING STATEMENTS
--------------------------

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

* significant increases in competitive pressure in the financial services industries;

* changes in political conditions or the legislative or regulatory environment;

* general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected;

*      changes occurring in business conditions and inflation;

*      changes in technology;

*      changes in monetary and tax policies;

*      changes in the securities markets; and

* other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange
       Commission.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued
         -------------------------------------------------

OVERVIEW AND GENERAL INDUSTRY CONDITIONS
----------------------------------------

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

The Company is a licensed insurance broker and we receive commission revenue as a result of our insurance sales operations.
The Company does not regard insurance revenue as material at this time.


RESULTS OF OPERATIONS
  - THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------

Total revenue for the quarter ended September 30, 2003 increased by $1,331,539 or by 106% to $2,586,581 from $1,255,042 for the comparable period in 2002.

Commission revenue increased by $1,245,542 or 119% to $2,293,438 from $1,047,896 for the comparable period in 2002. The increase was due to an overall increase in the Company's business.

Interest income increased by $39,005 or 94% during the quarter ended September 30, 2003 compared to the same period in 2002.
This increase is due to the increased interest from margin accounts and customer accounts held by SWS.

The Company recognized a net profit on marketable investment securities of $20,925 during the quarter ended September 30, 2003 compared to a net loss on marketable investment securities of $73,930 in the same period in 2002.

Fees from clearing transaction charges and other income decreased by $47,863 or 20% for the quarter ended September 30, 2003 compared to the same period in 2002. This decrease was due to the annual maintenance fees. In prior years, fees were charged in the quarter ending September 2002. This year, the fee will be charged in the quarter ending December 2003.

Total operating expenses for the quarter ended September 30, 2003 increased by $981,958 or 66% to $2,470,239 from $1,488,281 for the same period in 2002. This increase resulted from an increase in commission expenses during 2003.

Commissions to brokers increased by $1,237,648 or 145% to $2,092,318 for the quarter ended September 30, 2003 from $854,670 in the prior year. This increase corresponds to the increase in commissions revenue and is due to the increase in the Company's business.

Clearing costs decreased by $13,706 or 21% to $51,279 for the quarter ended September 30, 2003 from $64,985 in the prior year. This decrease was due to the Company negotiating a lower clearing fee with its clearing agent at the beginning of 2003. As a percentage of commission income clearing costs were 2.2% in 2003 compared to 6.2% in 2002.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued
         -------------------------------------------------

RESULTS OF OPERATIONS
  - THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, continued
-------------------------------------------------------------

Selling, general and administrative expense decreased $241,984 or 43% to $326,642 for the quarter ended September 30, 2003 from $568,626 in the prior year. This decrease was due to cost-cutting measures undertaken by the Company in 2003. Certain bad debts, settlements, and customer write-offs expenses incurred in 2002 were not incurred in 2003. Additionally, the Company reduced salaries, bonuses, rent, legal, printing costs and exchange fees in 2003 when compared to 2002.

Net profit was $116,432 for the quarter ended September 30, 2003 compared to a net loss of $233,239 for the same period in 2002. The principal cause of the increase in net profit was due to a decrease in selling, general and administrative expenses as well as an increase in revenues.


RESULTS OF OPERATIONS
  - NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
-------------------------------------------------

Total  revenue  for  the  nine months ended  September  30,  2003 increased by $1,866,792 or 43% to $6,210,977 from $4,344,185  for the comparable period in 2002.

Commission  revenue increased by $1,860,208 or 51% to  $5,519,342 from $3,659,134 for the comparable period in 2002. The increase was primarily due to an improvement in market conditions in 2003 compared to 2002.

Interest  income  increased by $186,998 or 19%  during  the  nine months  ended September 30, 2003 compared to the same  period  in
2002.   This  increase is due to the increased use of  margin  by
customers as the market improved.

The Company recognized a net loss on marketable investment securities of $18,157 during the nine months ended September 30, 2003 compared to a net loss on marketable investment securities of $106,996 in the same period in 2002.

Fees from clearing transaction charges and other income decreased by $111,669 or 18% for the nine months ended September 30, 2003 compared to the same period in 2002. This decrease was due to the annual maintenance fees. In prior years, fees were charged in the quarter ending September 2002. This year, the fee will be charged in the quarter ending December 2003.

Total operating expenses for the nine months ended September 30, 2003 increased by $2,009,333 or 43% to $6,711,184 from $4,701,851 for the same period in 2002. This increase resulted from an increase in commission expenses.

Commissions to brokers increased by $1,961,495 or 65% to $4,972,621 for the nine months ended September 30, 2003 from $3,011,126 in the prior year. This increase is attributable to higher commission revenues, therefore commission to brokers increased.

Clearing costs decreased by $75,584 or 33% to $153,430 for the nine months ended September 30, 2003 from $229,014 in the prior year. This decrease was due to the Company negotiating a lower clearing fee with its clearing agent at the beginning of 2003. As a percentage of commission income clearing costs were 2.8% in 2003 compared to 6.3% in 2002.

Selling, general and administrative expense decreased $433,828 or 30% to $1,027,883 for the nine months ended September 30, 2003 from $1,461,711 in the prior year. This decrease was due to cost-cutting measures undertaken by the Company in 2003. Certain bad debts, settlements, and customer write-offs expenses incurred in 2002 were not incurred in 2003. Additionally, the Company reduced salaries, bonuses, rent, legal, printing costs and exchange fees in 2003 when compared to 2002.

Net loss was $500,207 for the nine months ended September 30, 2003 compared to a net loss of $357,666 for the same period in 2002. The principal cause of the net loss in 2003 was the settlement booked in June 2003 totaling $557,250. Excluding this settlement, the Company would have reported a net profit of $57,043 for the nine months ended September 30,2003.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations, continued
           ------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at September 30, 2003 were $642,870.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at September 30, 2003 was $604,571.

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

The Company's cash and cash equivalents decreased by $336,492  to
$252,065  as of September 30, 2003, from $588,557 as of  December
31,  2002.  This  decrease  was  due  primarily  to  payment   of
settlement as reported in June 2003.


EFFECTS OF INFLATION AND OTHER ECONOMIC FACTORS
-----------------------------------------------

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


Item 3.  Controls and Procedures
         -----------------------

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

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


Item 2.  Changes in Securities
         ---------------------

    (a)  Not applicable.
    (b)  Not applicable.
    (c) Pursuant to section 701 of Regulation SB, the following disclosures are made:
         Item 701(a) In the quarter ended September 30, 2003, the Company sold 34,500 shares of its 7%, convertible, cumulative, $.01 par value preferred stock.
         Item 701(b) This item is not applicable as there are no underwriters involved in the sale of these securities.
         Item 701(c)     The total proceeds from these sales were
                         $345,000.
         Item 701(d) The sales were undertaken pursuant to Rule 506 of Regulation D as a non-public offering and further transfers were restricted in the absence of registration or exemption therefrom.
   (d)   Not applicable.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On August 20, 2003 the Common Stock Holders held a special meeting to ratify the selection of the Board of Directors.


Item 5.  Other Information
         -----------------

         None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits

      31  Certification Pursuant to 18 U.S.C.  Section 1350, as
          Adopted Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002

      32  Certification of the Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002.

   (b)  Reports on Form 8-K

        None.

                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RAIKE FINANCIAL GROUP, INC.




Date: November 12, 2003              By: /S/WILLIAM J. RAIKE, III
                                        --------------------------
                                        William J. Raike, III
                                        President, Chief Executive
                                        Officer and Director




Date: November 12, 2003              By: /S/MELISSA L. WHITLEY
                                        --------------------------
                                        Melissa L. Whitley
                                        Chief Financial and
                                        Accounting Officer