Form 10KSB
period 2003-12-31
RAIKE FINANCIAL GROUP INC/GA
filed 2004-03-29
CIK 1095373

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For fiscal year ended December 31, 2003
                            -----------------

[ ]   Transition report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the transition period from ____________ to _____________

      Commission file number ____________


                      RAIKE FINANCIAL GROUP, INC.
          ----------------------------------------------
          (Name of small business issuer in its charter)

         Georgia                                    58-2161804
-------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

275 Parkway 75 Suite 100, Woodstock, Georgia           30188
-------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:  None
                                                           --------

Securities registered pursuant to Section 12(g) of the Act:  None
                                                           --------

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

State issuer's revenues for its most recent fiscal year: $8,341,118

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $1,552,388 as of March 10, 2004.
               --------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
17,641,775 as of March 15, 2004
-------------------------------

DOCUMENTS INCORPORATED BY REFERENCE - N/A

Transitional Small Business Disclosure format (check one):

            Yes  [ ]                            No [X]

                              TABLE OF CONTENTS


PART I................................................................... 3

  ITEM 1.    DESCRIPTION OF BUSINESS..................................... 3
  ITEM 2.    DESCRIPTION OF PROPERTY..................................... 7
  ITEM 3.    LEGAL PROCEEDINGS........................................... 8
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 8

PART II.................................................................. 8

  ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.... 8
  ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS....................... 8
  ITEM 7.    FINANCIAL STATEMENTS........................................ 10
  ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE....................... 24
  ITEM 8A.   CONTROLS AND PROCEDURES..................................... 24

PART III................................................................. 24

  ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
               OF THE EXCHANGE ACT....................................... 24
  ITEM 10.   EXECUTIVE COMPENSATION...................................... 26
  ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS............. 26
  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 27
  ITEM 13.   EXHIBITS AND REPORTS ON FORM 10-KSB......................... 27
  ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES...................... 27

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

                  Raike Financial Group, Inc.

General

The Company is a full service securities brokerage and investment banking firm, in business since 1995. We are registered as a broker/dealer with the National Association of Securities Dealers ("NASD") and 48 states and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). We are subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). We offer full service commission and fee based money management services to individual and institutional investors. We maintain a custody-clearing relationship with Southwest Securities in Dallas, TX, the fourth largest publicly held custodian of brokerage firm securities in the United States.

We trade securities as an agent and a principal on exchanges such as the NYSE, AMEX and NASDAQ. We maintain selling agreements with mutual fund families and insurance companies offering load and no load funds, annuities and insurance products.

Our Company headquarters is at 275 Parkway 575, Woodstock, GA 30188, and our telephone number is (770) 516-6996. We maintain branch and other offices in a number of other jurisdictions and a complement of approximately 70 independent retail brokers. Our SEC net capital position as of December 31, 2003 and 2002 was $787,635 and $781,656, respectively.

From our beginnings in May of 1995, our annual revenues are as follows:

          Year       Revenues           No. of Reps.
          ----       --------           ------------
          1995       $   221,476             19
          1996       $   793,309             19
          1997       $ 1,907,486             50
          1998       $ 3,507,000             75
          1999       $ 5,987,067            100
          2000       $ 9,741,567             90
          2001       $ 5,959,712             77
          2002       $ 5,787,621             74
          2003       $ 8,341,118             69

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

SECURITIES SALES SERVICES

We are an "independent" broker dealer providing securities sales services through a network of "independent contractor" registered representatives to several thousand retail clients. These representatives primarily retail stocks, mutual funds, variable annuities and variable life insurance products, managed account and other investment advisory and financial planning products and services. Commissions are charged on the sale of securities products, of which a percentage is shared with the representatives. Over 90% of our revenue during 2003 and 2002 has been derived from its securities sales services.

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

ADVISORY AND PLANNING

We are also registered as an investment advisor with the State of Georgia and provide investment advisory services offered by Southwest Securities, Inc. and other third party providers as a Registered Investment Advisor. In addition, our independent representatives are able to provide planning and consulting services in a variety of financial services areas such as financial planning, tax planning, benefits consulting, corporate 401(k)s and other types of financial structures. Fees are charged to customers for these services and shared between us and our registered representatives on a fully disclosed basis. No significant amount of business has been derived from advisory and planning activities to date.

INTERNET TRADING

Trading investments on the Internet has become a standard among many investors. We believe that this method of trading will grow. We created our Woodstock Discount Division in early 1998 to participate in this growth area as well as to diversify the firm's operations and assets. This capacity to offer Internet trading complements our full service business by attracting cost conscious investors who normally would not have been interested in the firm. This in turn enhances our ability to "cross market" other products and services specifically tailored to meet the Internet needs of our clients. As the information age continues to integrate our lives, new Internet business opportunities will arise and we hope to make these opportunities a large part of our growth. In doing so, Internet trading will give clients more opportunity to trade directly as well as allow for the electronic delivery of documents and information.

Through the Woodstock site, investors have the opportunity to execute a trade competitive with the deep discount on-line brokerage firms. Since as a broker/dealer we already have the facilities in place to do this, this does not add a great deal of expense. All clearing services are provided by the firm's clearing agent and total cost of operations is minimal. The firm plans to enhance the site and provide several more products and services.

EXPANSION OF EXISTING BUSINESS

We believe that our business has been limited by our capital position. Increased capital will allow us to expand our existing business as set forth below:

We intend to intensify our efforts to attract higher producing independent registered representatives by offering them a higher quality of service and a larger variety of financial products and service options to provide to their clients.

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

CLEARING AGENT AND CUSTOMER CREDIT

We currently use Southwest Securities, Inc. as our clearing agent on a fully disclosed basis (the "Clearing Agent"). The Clearing Agent processes all securities transactions and maintains the accounts of customers. Customer accounts are protected through the Securities Investor Protection Corporation ("SIPC") for up to $500,000, with coverage of cash balances limited to $100,000.
The Clearing Agent provides through an Excess Securities Bond an additional aggregate protection of $19.5 million per account above the SIPC coverage.

The services of the Clearing Agent include billing, credit control and receipt, custody and delivery of securities. The Clearing Agent provides the operational support necessary to process, record and maintain securities transactions for our brokerage and distribution activities. The total cost of the Clearing Agent's services is closely monitored to determine the feasibility of our providing these services ourselves.

The Clearing Agent lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Agent maintaining collateral in the form of salable securities, cash or cash equivalents. Under the terms of our clearing agreement, we indemnify the Clearing Agent for any loss on these credit arrangements. We have implemented policy to avoid possible defaults on margin loans in the increased supervision of customers with margin loans. The net interest income to the Company from margin activities for the years ending December 31, 2003 and 2002 was not material. Margin interest for the years ending December 31, 2003 and 2002 was approximately 3.6% and 3.3%, respectively, of revenues.

REGULATION

The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the Securities and Exchange Commission (the "Commission") and various state agencies and self-regulatory organizations, such as NASD Regulation, Inc. ("NASDR"), an arm of the NASD. We are registered as a broker-dealer with the Commission and are a member firm of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASDR, which has been designated by the Commission as the Company's primary regulator. NASDR adopts rules (which are subject to approval by the Commission) that govern NASD members and conducts periodic examinations of member firms' operations. We are also subject to regulation by state securities administrators in those states in which we conduct business.

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

Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. We have elected to compute our net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. Our required minimum net capital is now $100,000. As of December 31, 2003, we had NASD reported net capital of $787,635 and our ratio of aggregate indebtedness to net capital was .85 to 1.

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

COMPETITION

We encounter intense competition in all aspects of our securities business and compete directly with other securities firms, a significant number of which have greater capital and other resources. In addition to competition from firms currently in the securities business, there has recently been increasing competition from other sources, such as commercial banks and insurance companies offering financial services, and from other investment alternatives. We believe that the principal factors affecting competition in the securities industry are the quality and abilities of professional personnel, including their ability to effectuate a firm's commitments, and the quality, range and relative prices of services and products offered.

Although we may expand the financial services we can render to our customers, we do not now offer as broad a range of financial services as national stock exchange member firms, commercial banks, insurance companies and others.

PERSONNEL

At December 31, 2003, we had 6 full-time employees in addition to approximately 69 registered representatives. None of our personnel is covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are located at 275 Parkway 575, Suite 100, Woodstock, Georgia 30188 where the Company leases approximately 4,000 square feet of office space from Colbert Investments, Inc. an unrelated entity. The lease for these premises expires in August 2005.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to routine litigation incidental to its business. The Company is vigorously litigating each of these claims and believes on the advice of its counsel that each of the claims against the Company is without merit and will not result in significant recovery to the claimant from the Company or a finding of any material liability of the Company.

There has been an ongoing NASD arbitration case between the Company and a group of three of its former customers that has been resolved. The Company firmly believed the case had no merits and was baseless. However, on July 1, 2003, a panel of arbitrators, through NASD Dispute Resolution, issued an award in favor of the plaintiffs in an NASD arbitration proceeding in which the Company was named as a respondent (Conkey, Potera, Van Houten v. Riccio, Gaines Berland, Inc., Bear Sterns, Inc., First American Equities, Inc., Fiserv Correspondent Services, Inc., Eisner Securities, Inc., National Financial Services, Inc., Sunpoint Securities, Inc., Raike Financial Group, Inc., and Southwest Securities, Inc. NASD No. 00-04941). The claims arose over margin trading by three customers during the market decline of 1999-2000. As the market declined, the customers defaulted and the Company was attempting to collect the unpaid margin debt. To avoid having to pay, these customers commenced an arbitration proceeding in Buffalo, New York alleging unauthorized trading, excessive transactions and unsuitability among other things. The Company denied any liability and persisted with its original claim for over $100,000 of unpaid margin debt. A three-arbitrator panel composed of local people found, after hearings, that the Company was jointly liable with another respondent. The Company settled its portion of the award in July 2003. The settlement amount is included in arbitration expenses for the year ended December 31, 2003. The Company believes this award is unjust in the extreme, arbitrary, excessive and against the weight of the evidence. The Company is barred by the terms of the settlement from seeking to vacate the award.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     (a)  The Company's Common Stock is traded on the NASDAQ OTC
          Bulletin Board under the symbol "RKFG".

          Pursuant to section 701 of Regulation SB, the following disclosures are made:
          Item 701(a) In 2003, the Company sold 34,500 shares of its 7%, convertible, cumulative,
                           $.01 par value preferred stock.
          Item 701(b)      This item is not applicable as there
                           are no underwriters involved in the sale of these securities.
          Item 701(c)      The total proceeds from these sales
                           were $345,000.
          Item 701(d) The sales were undertaken pursuant to Rule 506 of Regulation D as a non-public offering and further transfers were restricted in the absence of registration or exemption therefrom.
     (b)  Not applicable.


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

The Company is a licensed insurance broker and we receive commission revenue as a result of our insurance operations. The
Company does not regard insurance commissions revenue as material at this time.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2003 and
2002

Total revenue for the year ended December 31, 2003 increased by $2,553,497 or 44% to $8,341,118 from $5,787,621 for the comparable period in 2002.

Commission revenue increased by $2,379,577 or 48% to $7,292,327 from $4,912,750 for comparable period in 2002. The increase was primarily due to an improvement in market conditions in 2003 compared to 2002.

Interest income increased by $108,592 or 55% to 305,268 for year ended December 31, 2003 from $196,676 compared to the same period in 2002. This increase is due to the increased interest from margin accounts and customer accounts held by our clearing agent.

The Company recognized a net loss on marketable investment securities of $18,157 during year ended December 31, 2003 compared to a net loss on marketable investments securities of $124,924 in the same period in 2002.

Fees from clearing transaction charges and other income decreased by $41,439 or 5% for the year ended December 31, 2003 compared to the same period in 2002. This decrease was principally due to an overall decline in transactional business.

Total operating expenses for the year ended December 31, 2003 increased by $2,332,625 or 37% to $8,653,057 from $6,320,432 for the same period in 2002. This increase resulted primarily from an increase in commission expenses.

Commissions to brokers increased by $2,525,000 to $6,551,586 for the year ended December 31, 2003 from $4,026,586 in the prior year. This increase is attributable to higher commission revenue; therefore, commissions to brokers increased.

Clearing costs decreased by $102,634 or 34% to $196,545 for the year ended December 2003 from $299,179 in the prior year. This decrease was due to the Company negotiating a lower clearing fee with its clearing agent at the beginning of 2003. As a percentage of commission income clearing costs were 2.7% in 2003 compared to 6.1% in 2002.

Selling, general and administrative expense decreased $693,204 or 35% to $1,301,463 for the year ended December 31, 2003 from $1,994,667 in the prior year. This decrease was due to cost-cutting measures undertaken by the Company in 2003. Certain bad debts, settlements, and customer write-offs expenses incurred in 2002 were not incurred in 2003. Additionally, the Company reduced salaries, bonuses, rent, legal, printing costs and exchange fees in 2003 when compared to 2002.

During 2003, we settled certain arbitration matters described in note 10 to the financial statements. These settlements resulted in an expense of approximately $603,000.

The Company recorded no income tax expense of for the years ended
December 31, 2003 and 2002.

Net loss was $311,939 for the year ended December 31, 2003 compared to a net loss of $532,811 for the same period in 2002. The principal cause of the net loss in 2003 was the arbitration settlements booked in 2003 totaling approximately $603,000. Excluding this settlement, the Company would have reported a net profit of $245,311 for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at December 31, 2003 were $818,276.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at December 31, 2003 was $787,635 and our ratio of aggregate indebtedness to net capital was .85 to 1.

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

During 2003, the Company issued 34,500 shares of its 7%, convertible, cumulative, $.01 par value preferred stock for proceeds of $345,000. The proceeds from the sale of this stock were used to expand the Company's business and for general corporate purposes. Also in 2003, 2,500 shares of the Company's preferred stock were redeemed.

The Company's cash and cash equivalents decreased by $64,930 to $523,627 as of December 31, 2003, from $588,557 as of December 31, 2002. This decrease was due to cash used in operating activities of $309,575, which was partially offset by cash provided by financing activities of $293,660. For more information on the cash flows of the Company, please see the statement of cash flows included in the Company's financial statements appearing elsewhere herein.

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

ITEM 7.   FINANCIAL STATEMENTS

          The following financial statements are included herein:

          Report of Independent Certified Public Accountants Balance Sheets as of December 31, 2003 and 2002 Statements of Operations for the years ended
            December 31, 2003 and 2002
          Statements of Shareholders' Equity for the years ended
            December 31, 2003 and 2002
          Statements of Cash Flows for the years ended December
            31, 2003 and 2002
          Notes to Financial Statements
          Supplemental Schedule - Computation of Net Capital
            Under Rule 15c3-1 of the Securities and Exchange
            Commission

                               [LOGO]

                        Porter Keadle Moore, LLP
                        ------------------------



         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Shareholders
Raike Financial Group, Inc.


We have audited the accompanying balance sheets of Raike Financial Group, Inc. (the "Company") as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raike Financial Group, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                   /s/PORTER KEADLE MOORE, LLP


Atlanta, Georgia
January 28, 2004

                   Certified Public Accountants
-------------------------------------------------------------------
   Suite 1800 * 235 Peachtree Street NE * Atlanta, GA 30303 *
               Phone 404-588-4200 * Fax 404-588-4222
                            www.pkm.com

                    RAIKE FINANCIAL GROUP, INC.

                          Balance Sheets

                    December 31, 2003 and 2002

                                                        2003           2002
                                                    ------------   ------------
                               Assets
                               ------

Cash and cash equivalents                         $      523,627        588,557
Certificates of deposit                                  145,188        141,370
Clearing deposit                                         125,000        135,000
Marketable investment securities, at market value           -            24,000
Furniture, fixtures, and equipment, at cost,
  net of accumulated depreciation of $63,648 and
  $54,374, respectively                                   21,395         15,472
Commissions receivable                                   621,220        370,576
Other assets                                              48,220         40,927
                                                    ------------   ------------
                                                  $    1,484,650      1,315,902
                                                    ============   ============


                 Liabilities and Shareholders' Equity
                 ------------------------------------

Liabilities:
  Accounts payable                                $       82,751         96,799
  Commissions payable                                    479,934        314,175
  Advance from shareholder                                 4,979           -
  Preferred dividends  payable                            25,549         13,620
  Trading margin                                            -            24,000
  Other liabilities                                       73,161         25,300
                                                    ------------   ------------
           Total liabilities                             666,374        473,894
                                                    ------------   ------------

Commitments and contingencies

Shareholders' equity:
  Series A preferred stock of $.01 par value;
    5,000,000 shares authorized, 73,500 and
    41,500 shares issued and outstanding,
    respectively (liquidation value of
    $735,000 and $415,000, respectively)                     735            415
  Common stock of $.01 par value; 50,000,000
    shares authorized; 17,641,775 and 17,577,252
    issued in 2003 and 2002, respectively                176,418        175,773
  Additional paid-in capital                           3,164,358      2,833,368
  Accumulated deficit                                 (2,448,985)    (2,093,298)
  Treasury stock; 60,000 shares                          (74,250)       (74,250)
                                                    ------------   ------------

           Total shareholders' equity                    818,276        842,008
                                                    ------------   ------------

                                                  $    1,484,650      1,315,902
                                                    ============   ============




See accompanying notes to financial statements.

                   RAIKE FINANCIAL GROUP, INC.

                    Statements of Operations

        For the Years Ended December 31, 2003 and 2002

                                                        2003           2002
                                                    ------------   ------------

Operating income:
  Commissions                                     $    7,292,327      4,912,750
  Interest and dividends                                 305,268        196,676
  Losses on marketable investment securities             (18,157)      (124,924)
  Other fees                                             761,680        803,119
                                                    ------------   ------------
      Total operating income                           8,341,118      5,787,621
                                                    ------------   ------------

Operating expenses:
  Commissions to brokers                               6,551,586      4,026,586
  Clearing costs                                         196,545        299,179
  Selling, general and administrative expenses         1,301,463      1,994,667
  Settlements of arbitration matters                     603,463           -
                                                    ------------   ------------
      Total operating expenses                         8,653,057      6,320,432
                                                    ------------   ------------

      Net loss                                    $     (311,939)      (532,811)
                                                    ============   ============

Net loss per share, based on weighted average
  shares outstanding of 17,629,502 in 2003
  and 17,434,752 in 2002                          $         (.02)          (.03)
                                                    ============   ============









See accompanying notes to financial statements.

                    RAIKE FINANCIAL GROUP, INC.

                 Statements of Shareholders' Equity

           For the Years Ended December 31, 2003 and 2002



                                                            Addt'l                                   Total
                                   Preferred    Common      Paid-In      Accumulated    Treasury   Shareholders'
                                    Stock       Stock       Capital       Deficit         Stock       Equity
                                   ---------   --------    ---------    ------------    ---------  ------------

Balance at December 31, 2001       $     105   170,968     2,529,178      (1,539,742)     (74,250)    1,086,259

Proceeds from private placement
  stock sales                            310      -          304,190            -            -          304,500
Preferred dividends                       -       -             -            (20,745)        -          (20,745)
Stock options exercised                   -      4,805          -               -            -            4,805
Net loss                                  -       -             -           (532,811)        -         (532,811)
                                   ---------   --------    ---------    ------------    ---------  ------------

Balance at December 31, 2002             415    175,773    2,833,368      (2,093,298)     (74,250)      842,008

Proceeds from private placement
  stock sales                            345       -         344,655            -            -          345,000
Redemption of preferred stock            (25)      -         (24,975)           -            -          (25,000)
Preferred dividends                       -        -            -            (43,748)        -          (43,748)
Stock options exercised                   -         645       11,310            -            -           11,955
Net loss                                  -        -            -           (311,939)        -         (311,939)
                                   ---------   --------    ---------    ------------    ---------  ------------

Balance at December 31, 2003       $     735    176,418    3,164,358      (2,448,985)     (74,250)      818,276
                                   =========   ========    =========    ============    =========  ============














See accompanying notes to financial statements.

                    RAIKE FINANCIAL GROUP, INC.

                     Statements of Cash Flows

          For the Years Ended December 31, 2003 and 2002

                                                             2003           2002
                                                         ------------   ------------

Cash flows from operating activities:
Net loss                                               $     (311,939)     (532,811)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation                                                9,274         8,394
    Compensation expense related to stock
      options issued                                           11,455          -
    Write-off of note receivable from affiliate                  -          139,434
    Change in marketable investment securities                 24,000       129,147
    Change in commissions receivable                         (250,644)      (13,040)
    Change in other assets                                     32,707       (32,112)
    Change in accounts payable                                (14,048)       30,078
    Change in commissions payable                             165,759         5,463
    Change in trading margin                                  (24,000)     (103,897)
    Change in other liabilities                                47,861       (24,700)
                                                         ------------   ------------

       Net cash used by operating activities                 (309,575)      (394,044)
                                                         ------------   ------------

Cash flows from investing activities:
  Purchases of furniture, fixtures and equipment              (15,197)        (3,954)
  Change in certificate of deposit                             (3,818)        (7,055)
  Change in restricted cash                                   (40,000)          -
  Change in clearing deposit                                   10,000        (10,000)
                                                         ------------   ------------

       Net cash used by investing activities                  (49,015)       (21,009)
                                                         ------------   ------------

Cash flows from financing activities:
  Proceeds from advances from shareholder                     175,000           -
  Repayment of advances from shareholder                     (170,021)          -
  Proceeds from exercise of stock options                         500          4,805
  Proceeds from private placement stock sales                 345,000        304,500
  Redemption of preferred stock                               (25,000)          -
  Cash dividends paid on preferred stock                      (31,819)        (7,125)
                                                         ------------   ------------

            Net cash provided by financing activities         293,660        302,180
                                                         ------------   ------------

     Net change in cash                                       (64,930)      (112,873)

Cash at beginning of period                                   588,557        701,430
                                                         ------------   ------------

Cash at end of period                                  $      523,627        588,557
                                                         ============   ============

Supplemental disclosure of cash paid for:
  Interest                                             $        6,148          5,409

Supplemental disclosure of non-cash financing
activities:
  Issuance of stock options                            $       11,455           -
  Change in preferred dividends payable                $       11,929         13,620



See accompanying notes to financial statements.

                   RAIKE FINANCIAL GROUP, INC.

                 Notes to Financial Statements

(1)  Description of Business and Summary of Significant
     Accounting Policies
     --------------------------------------------------

     Business
     --------
     Raike Financial Group, Inc. (the "Company") is a full service securities brokerage firm, which has been in business since 1995. The Company is registered as a broker-dealer with the National Association of Securities Dealers ("NASD") in 48 states and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company offers full service commission and fee-based money management services to individual and institutional investors. The Company maintains a custody-clearing relationship with SWS Securities, Inc.

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

     Revenue Recognition and Commissions Receivable
     ----------------------------------------------
     Commissions represent transactions processed and net fees charged to customers per transaction for buy and sell transactions processed. Commissions are recorded on a settlement date basis, which does not differ materially from trade date basis.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flow, the Company considers all investments with an original maturity of three months or less to be a cash equivalent. As of December 31, 2003 and 2002, the Company maintained cash balances with financial institutions and brokerage companies totaling $533,816 and $564,928, respectively, that exceeded the Federal deposit insurance limits.

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

     Net Loss Per Share
     ------------------
     The Company is required to report loss per share on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the Company must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share." During the years ended December 31, 2003 and 2002, the Company had potential common stock issuances outstanding totaling 695,500 and 412,500 shares, respectively, related to stock options, preferred stock, and warrants. However, the effect of these potential common stock issuances would be antidilutive, due to the net loss for the years, and thus the effect of these potential common stock issuances have been excluded from the computation of net loss per share for each year. Presented below is a summary of earnings per share for the years ended December 31, 2003 and 2002:

     Weighted average common shares outstanding       17,629,502    17,434,752
                                                      ==========    ==========

     Net loss                                       $   (311,939)     (532,811)
     Preferred stock dividend                            (43,748)      (20,745)
                                                      ----------    ----------
     Net loss attributable to common shareholders   $   (355,687)     (553,556)
                                                      ==========    ==========

     Net loss per common share                      $       (.02)         (.03)
                                                      ==========    ==========

     Stock-Based Compensation
     ------------------------
     At December 31, 2002, the Company sponsors a stock-based compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net income, only to the extent that the option price is less than the market value at the grant date. Net loss and loss per share would not be different if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. During 2003, the Company recognized $11,455 in compensation expense related to this plan for options granted during the year.

(2)  Related Party Transactions and Commitments
     ------------------------------------------
     The Company has entered into a consulting agreement with the majority shareholders of the Company. This consulting agreement calls for annual consulting fees totaling $250,000. Additionally, the majority shareholders are to receive a bonus equal to 2.5% of revenues of the Company. During 2002, this bonus totaled $144,691. During 2003, the bonus totaled $208,590, of which $86,063 was forgiven. During 2003 and 2002 the majority shareholders forgave $15,469 and $31,554, respectively, of consulting fees.

     During 2003, the majority shareholder of the Company advanced the Company $175,000 in the form of a non-interest bearing advance. $170,021 of this advance was repaid during 2003 leaving an outstanding balance of $4,979 as of December
     31, 2003.  The advance was repaid in January 2004.

                    RAIKE FINANCIAL GROUP, INC.

     -----------------------------------------------------

     During 2003 and 2002, the Company received $10,500 and $173,348, respectively, from Raike Investments, LP, an affiliate through common ownership, as reimbursement for marketing expenses and bonuses paid to certain brokers.

     Effective October 13, 2000, the Company signed a five-year lease for approximately 4,500 square feet of office space at a rate of $18 per square foot or $81,000 per year. The Company signed a three-year lease effective August 1, 2002 for an additional 500 square feet of office space at $18 per square foot or $9,000 per year. For both leases, the lessor is White Mountain Partners, Inc., a corporation wholly owned by the majority shareholders of the Company. During 2003, White Mountain Partners, Inc. sold the office building to an unrelated third party and the Company signed a two-year lease agreement for approximately 4,000 square feet of office space. The lease agreement between the Company and White Mountain Partners, Inc. was terminated at that time. Rent expense for the years ended December 31, 2003 and 2002 approximated $73,000 and $89,000, respectively.

     Future minimum lease payments on the lease at December 31, 2003 were as follows:

        Year Ending December 31,
        ------------------------

                 2004                         $  54,000
                 2005                            49,500
                                              ---------
                                              $ 103,500
                                              =========


     B/D Compliance Associates, Inc., a company owned by a former director of the Company, provided regulatory consulting services during 2002. During 2002, the Company paid B/D Compliance Associates, Inc. $5,472 for consulting services.

(3)  Net Capital Requirements
     ------------------------
     The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2003, the Company had net capital of $787,635 which was $687,635 in excess of its required net capital of $100,000. The Company's net capital ratio was .85 to 1.

(4)  Marketable Investment Securities
     --------------------------------
     Marketable investment securities at December 31, 2002 consisted of equity securities. Those securities served as collateral for the Company's trading margin. As of December
     31, 2003, the Company did not own any marketable investment securities.

(5)  Restricted Assets
     -----------------
     In August 2002, the Company lost an arbitration case and in June 2003, the arbitration order was confirmed. The Company was ordered to pay the plaintiff approximately $28,700 plus interest. The Company has appealed the decision. The Company has a certificate of deposit in the amount of $40,000 that is held in escrow pending the final outcome of the appeal. This certificate of deposit is included in other assets as of December 31, 2003.

(6)  Income Taxes
     ------------
     The components of income tax expense for the years ended
     December 31, 2003 and 2002 are as follows:

                                                      2003             2002
                                                   ---------        ---------
        Current                                  $      -                 -
        Deferred                                    (119,644)        (202,468)
        Change in valuation allowance                119,644          202,468
                                                   ---------        ---------
                                                 $      -                 -
                                                   =========        =========

                  RAIKE FINANCIAL GROUP, INC.

(6)  Income Taxes, continued
     -----------------------
     The difference between income tax expense (benefit) computed by applying the statutory federal income tax rate to loss before taxes for the years ended December 31, 2003 and 2002 is as follows:

                                                      2003             2002
                                                   ---------        ---------
        Pretax loss at statutory rate            $  (106,059)        (181,156)
        State income tax, net of federal benefit     (12,478)         (21,312)
        Other                                         (1,107)            -
        Change in valuation allowance                119,644          202,468
                                                   ---------        ---------
                                                 $      -                -
                                                   =========        =========


     The following summarizes the components of deferred taxes at December 31, 2003 and 2002.

                                                      2003             2002
                                                   ---------        ---------

        Deferred income tax assets:
        Operating loss carryforwards             $   665,752          550,461
        Stock compensation expense                   263,353          259,000
        Accrued expenses                               9,500            9,500
                                                   ---------        ---------

        Total gross deferred income tax assets       938,605          818,961
        Less valuation allowance                     938,605          818,961
                                                   ---------        ---------

        Net deferred tax asset                    $     -                -
                                                   =========        =========

     During 2003 and 2002, a valuation allowance was established for the entire amount of the net deferred tax asset, as the realization of the deferred tax asset is dependent on future taxable income.

     At December 31, 2003, the Company had net operating loss carryforwards for tax purposes of approximately $1,730,000, which will expire beginning in 2015 if not previously utilized.

(7)  Selling, General and Administrative Expenses
     --------------------------------------------
     Components of selling, general and administrative expenses which are greater than 1% of total revenues for the years ended December 31, 2003 and 2002 are as follows:

                                                      2003             2002
                                                   ---------        ---------

        Consultant fees                          $   426,680          365,093
        Customer write offs                           15,978           93,192
        Licenses and registrations                    26,547          125,818
        Rent                                          72,600           89,100
        Compensation                                 320,777          376,582
        Legal and professional fees                  201,912          180,024
        Marketing                                     27,866           82,499


(8)  Shareholders' Equity
     --------------------
     Stock Option Plan
     The Company sponsors an incentive stock option plan for the benefit of certain employees in order that they might purchase Company stock at a certain price. A total of 800,000 shares of the Company's common stock are reserved for possible issuance under this plan.

                   RAIKE FINANCIAL GROUP, INC.

     -------------------------------
     Stock Option Plan, continued
     A summary of activity in the stock option plans is presented below:

                                             2003                         2002
                                       --------------------        ---------------------
                                                  Weighted                     Weighted
                                                   Average                      Average
                                                    Price                        Price
                                       Shares     Per Share         Shares     Per Share
                                       --------------------        ---------------------

     Outstanding, beginning of year     50,000    $    .01          555,500    $     .01
     Granted during the year            14,500         .01             -               -
     Cancelled during the year            -              -          (25,000)         .01
     Exercised during the year         (64,500)        .01         (480,500)         .01
                                       -------                      -------
     Outstanding, end of year             -              -           50,000          .01
                                       =======                      =======


     The weighted average grant date fair value of options issued in 2003 was $.79. This fair value was based on the closing price of the Company's common stock on the date the options were granted.

     Perpetual Preferred Stock
     During 2003 and 2002, the Company issued 34,500 and 31,000 shares, respectively, of its Series A Preferred Stock ("Preferred Stock") for $345,000 and $304,500, respectively. The Preferred Stock pays a cumulative annual dividend of $.70 per share. Each share of Preferred Stock is convertible into five shares of common stock at the option of the holder. Each share of Preferred Stock is mandatorily convertible into five shares of common stock upon the filing of public offering registration statement or a change in control (as defined). The Company may redeem the Preferred Stock by giving 30-day's notice to the preferred stockholders for a redemption price of $10.00 per share, plus unpaid dividends through the redemption date. Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders. The Preferred Stock has no voting rights. Also during 2003, 2,500 shares of the Company's preferred stock were redeemed.

     Warrants
     In connection with the issuance of the Company's Preferred Stock, the Company issued 86,250 and 77,500 Class A warrants in 2003 and 2002, respectively, and 86,250 and 77,500 Class B warrants in 2003 and 2002, respectively. The Class A warrants allow each holder to purchase one share of common stock for $2.00 and expire on January 31, 2004 and the Class B warrants allow each holder to purchase one share of common stock for $3.00 and expire on July 31, 2005.

(9)  Employee Retirement Plan
     ------------------------
     Effective February 1, 2003, the Company established a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE IRA). Employees who receive at least $5,000 of compensation for the calendar year are eligible to participate. The Company matches employee contributions dollar for dollar up to three percent of the employee's compensation. Total contributions for any employee are limited to $8,000 for 2003. During 2003, the Company contributed approximately $8,000 to the plan.

(10) Commitments and Contingencies
     -----------------------------
     The Company has been named as respondent in several arbitrations that allege violations of securities laws and claim substantial damages. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various arbitrations will not result in material adverse effect on the Company's financial position or results of operations.

                   RAIKE FINANCIAL GROUP, INC.

(10) Commitments and Contingencies, continued
     ----------------------------------------
     There has been an ongoing NASD arbitration case between the Company and a group of three of its former customers that has been resolved. The Company firmly believed the case had no merits and was baseless. However, on July 1, 2003, a panel of arbitrators, through NASD Dispute Resolution, issued an award in favor of the plaintiffs in an NASD arbitration proceeding in which the Company was named as a respondent (Conkey, Potera, Van Houten v. Riccio, Gaines Berland, Inc., Bear Sterns, Inc., First American Equities, Inc., Fiserv Correspondent Services, Inc., Eisner Securities, Inc., National Financial Services, Inc., Sunpoint Securities, Inc., Raike Financial Group, Inc., and Southwest Securities, Inc. NASD No. 00-04941). The claims arose over margin trading by three customers during the market decline of 1999-2000. As the market declined, the customers defaulted and the Company was attempting to collect the unpaid margin debt. To avoid having to pay, these customers commenced an arbitration proceeding in Buffalo, New York alleging unauthorized trading, excessive transactions and unsuitability among other things. The Company denied any liability and persisted with its original claim for over $100,000 of unpaid margin debt. A three-arbitrator panel composed of local people found, after hearings, that the Company was jointly liable with another respondent. The Company settled its portion of the award in July 2003. The settlement amount is included in arbitration expenses for the year ended December 31, 2003. The Company believes this award is unjust in the extreme, arbitrary, excessive and against the weight of the evidence. The Company is barred by the terms of the settlement from seeking to vacate the award.

     Effective January 1, 2004, the Company entered into an agreement with an investor relations firm, which provides that the Company reserve 50,000 shares of common stock under SEC Rule 144 as part of the fees to be paid for investor and public relations services. In addition to the shares of stock, fees of $35,000 are payable under the terms of the agreement. This agreement expires December 31, 2004.

                           SUPPLEMENTAL

                             SCHEDULE

                    RAIKE FINANCIAL GROUP, INC.

                       Supplemental Schedule

         Computation of Net Capital Under Rule 15c3-1 of the Securities and Exchange Commission

                        December 31, 2003

Computation of Net Capital:
--------------------------

Total shareholders' equity                              $ 818,276
Non-allowable assets                                      (29,615)
                                                        ---------

Tentative net capital                                     788,661
Haircuts                                                   (1,026)
                                                        ---------

Net capital                                               787,635
Minimum net capital                                       100,000
                                                        ---------
    Excess net capital                                  $ 687,635
                                                        =========

Aggregate Indebtedness to Net Capital Ratio:
------------------------------------------

Aggregate indebtedness                                  $ 666,374
                                                        =========

Net capital                                             $ 787,635
                                                        =========

Ratio                                                    .85 to 1
                                                         ========


Reconciliation with Company's computation of net capital
    (included in Part II of its FOCUS report as of
                   December 31, 2003):
--------------------------------------------------------

Net capital, as reported in Part II (unaudited)
  FOCUS report                                          $ 810,013

Audit adjustments, net                                    (22,378)
                                                        ---------
Net capital per above                                   $ 787,635
                                                        =========

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Offier and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.


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


NAME                         AGE        POSITION
----                         ---        --------
William J. Raike, III         45        Chairman, President and CEO

Melissa L. Whitley            27        Treasurer, CFO and Director

Morris L. Brunson             64        Director

William D. Bertsche           59        Director

Christopher Casdia            34        COO and Director

Geoffrey T. Chalmers          68        Director


The Board of Directors has designated an Audit Committee of the Board of Directors consisting of two members, that will review the scope of accounting audits, review with the independent auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, review with the independent auditors their final report, review with independent auditors overall accounting and financial controls, and be available to the independent auditors during the year for consultation purposes. The Board of Directors has also designated a Compensation Committee of the Board of Directors consisting of three Directors, which will review the performance of senior management, recommend appropriate compensation levels and approve the issuance of stock options pursuant to the Company's stock option plan. All Directors and officers of the Company serve until their successors are duly elected and qualify.

The Audit Committee consists of Morris Brunson, and William
Bertsche.

The Compensation Committee consists of Morris Brunson,
William Raike, and William Bertsche.

    William J. Raike, III, Chairman, President and CEO
    --------------------------------------------------

Mr. Raike's eighteen-year tenure in the financial services industry has been marked with numerous accomplishments. His brokerage career began as a Financial Consultant with the NASD member national brokerage firm JW Gant & Co., where he started as a trainee and in less than five years was promoted to vice president and branch manager in Atlanta, Georgia. Mr. Raike later spent approximately two years with a NYSE Member Firm located in Richmond, Virginia and approximately two years as an independent owner-operator of a branch office with an NASD member firm. Mr. Raike formed Raike Financial Group, Inc. in March of 1995 and has been successful in growing the Company from two registered representatives and $200,000 in 1995 to over 100 registered representatives and approximately $10,000,000 in revenues by the year 2000. Mr. Raike oversees all divisions of the Company holds the Series 4 (Registered Options Principal), 7 (General Securities Representative), 24 (General Securities Principal), 55 (Equity Trader), 63 (State Securities License) and 65 (Registered Investment Advisor) licenses.

    Melissa L. Whitley, Treasurer, CFO and Director
    -----------------------------------------------

Mrs. Whitley has been with Raike Financial Group, Inc. since its inception in March 1995. Prior to joining Raike Financial, she was the operations manager of an independently owned OSJ branch office. Mrs. Whitley has served in several capacities during her tenure at Raike Financial including: trading operations, administrative operations, as well as accounting and payroll. Mrs. Whitley currently holds a Series 27 Financial Operations Principal License.

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

    William D. Bertsche, Director
    -----------------------------

Mr. Bertsche was educated at Santa Rosa College in Santa Rosa, California and at River Falls College in Wisconsin. At an early age, Mr. Bertsche managed a family business in the dairy industry and since has managed private business ventures in the private security industry. He is an entrepreneur and has been self employed for the better part of his life and spends his time managing his personal investments.

    Christopher Casdia, COO and Director
    ------------------------------------

Mr. Casdia is Raike Financial Group's Chief Operating Officer with responsibility for achieving short and long-term financial and operational goals for the Company. Prior to joining Raike Financial, Mr. Casdia was the branch manager of an equity day-trading firm. His responsibilities included managing the overall risk of equity exposure, educating and training traders, and branch office profit and loss financial statements. Prior to this, Mr. Casdia served as Chief Compliance Officer and Chief Financial Officer of Barron Chase Securities. Barron Chase served a niche market in the investment banking community and had many very successful Initial Public Offerings. With Barron Chase, Mr. Casdia was responsible for overall compliance with the firm policies and the SEC financial reports that are required of all broker-dealers.

    Geoffrey T. Chalmers, Director
    ------------------------------

Mr. Chalmers is a graduate of Harvard College and Columbia Law School. He has been a practicing attorney for over 35 years in corporate and securities law, having acted as general counsel to several public and private companies, including broker dealers. He is engaged in private practice.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation of i) each of our two highest-paid officers and ii) the Company's officers or directors as a group for the year ended December 31, 2003:

NAME OR IDENTITY OF GROUP     TITLE                       COMPENSATION
-----------------------------------------------------------------------
William J. Raike, III         Chairman, President         $   *
                              and CEO

Shannon L. Raike              Executive Vice-President,   $   *
                              Treasurer and CFO

TOTAL SALARIES FOR THE YEAR 2003 OF OFFICERS
AND DIRECTORS AS A GROUP                                  $   357,058

* William and Shannon Raike were paid $357,058 under a consulting agreement during 2003. Effective June 30, 2003, Shannon Raike resigned as an officer of the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the record ownership of our Common Stock as of December 31, 2003 as to (i) each person or entity who owns more than five percent (5%) of any class of our Securities (including those shares subject to outstanding options), (ii) each person named in the table appearing in "Remuneration of Directors and Officers", and (iii) all officers and directors of the Company as a group.


NAME & ADDRESS                  SHARES OWNED     PERCENT OF CLASS
William J. Raike, III             12,193,000          69.11%

Morris Brunson                     1,544,000           8.75%

William Bertsche                     800,000           4.53%

OFFICERS & DIRECTORS AS A GROUP   14,537,000          82.40%

To the best of our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, subject to community property
laws where applicable.   The above referenced number of shares
does not include shares available upon exercise of the options described below.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a consulting agreement with the majority shareholders of the Company. This consulting agreement calls for annual consulting fees totaling $250,000.
Additionally, the majority shareholders are to receive a bonus equal to 2.5% of revenues of the Company. During 2002, this bonus totaled $144,691. During 2003, the bonus totaled $208,590, of which $86,063 was forgiven. During 2003 and 2002 the majority shareholders forgave $15,469 and $31,554, respectively, of consulting fees.

During 2003, the majority shareholder of the Company advanced the Company $175,000 in the form of a non-interest bearing advance.
$170,021 of this advance was repaid during 2003 leaving an outstanding balance of $4,979 as of December 31, 2003. The remaining advance was repaid in January 2004.

During 2003 and 2002, the Company received $10,500 and $173,348, respectively, from Raike Investments, LP, an affiliate through common ownership, as reimbursement for marketing expenses and bonuses paid to certain brokers.

Effective October 13, 2000, the Company signed a five-year lease for approximately 4,500 square feet of office space at a rate of $18 per square foot or $81,000 per year. The Company signed a three-year lease effective August 1, 2002 for an additional 500 square feet of office space at $18 per square foot or $9,000 per year. For both leases, the lessor is White Mountain Partners, Inc., a corporation wholly owned by the majority shareholders of the Company. During 2003, White Mountain Partners, Inc. sold the office building to an unrelated third party and the Company signed a two-year lease agreement for approximately 4,000 square feet of office space. The lease agreement between the Company and White Mountain Partners, Inc. was terminated at that time. Rent expense for the years ended December 31, 2003 and 2002 approximated $73,000 and $89,000, respectively.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10KSB

(a)  Exhibits

     Exhibit
     Number         Exhibit
     ------         -------

     31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

     31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

     32.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K in the fourth quarter of 2003.

     None.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors, Porter Keadle Moore, LLP (PKM), for the last two fiscal years.

                                       2003        2002
                                     --------    --------
         Audit fees                $   38,300      34,188
         Audit-related fees              -           -
         Tax fees                        -           -
         All other fees                  -          3,750
                                     --------    --------
                 Total fees        $   38,300      37,938
                                     ========    ========


Audit Fees

The aggregate fees billed by PKM for professional services rendered in connection with the (i) audit of the Company's annual financial statements for 2003 and 2002, and (ii) review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB during those fiscal years.

Audit Related Fees

The aggregate fees billed by PKM in 2003 and 2002 for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not included in "Audit Fees" above.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by PKM for tax compliance, tax advice, and tax planning.

All Other Fees

The other fees billed by PKM in 2002 related to assistance to the Company in responding to comments and questions from the SEC regarding the Company's registration filing on Form 10SB.

The fees billed by PKM are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit and Committee pre-approves all audit and non-audit services provided by the Company's independent accountants and may not engage the independent accountants to perform any prohibited non-audit services. For 2003, 100% of the fees incurred were pre-approved.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                                   RAIKE FINANCIAL GROUP, INC.


                                   By: /s/William J. Raike, III
                                      ---------------------------
                                        William J. Raike, III
                                        President and Chief
                                        Executive Officer


                                   By: /s/Melissa L. Whitley
                                      ---------------------------
                                        Melissa L. Whitley
                                        Chief Financial Officer

                                   Date:  March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/William J. Raike, III
-------------------------------
William J. Raike, III
President and Chief Executive Officer, Director
(Principal Executive Officer)
Date:  March 26, 2004


/s/Melissa L. Whitley
-------------------------------
Melissa L. Whitley
Treasurer, Chief Financial Officer and Director
Date:  March 26, 2004


/s/Christopher Casdia
-------------------------------
Christopher Casida
Chief Operating Officer and Director
Date:  March 26, 2004


/s/Morris L. Brunson
-------------------------------
Morris L. Brunson
Director
Date:  March ___, 2004


/s/William D. Bertsche
-------------------------------
William D. Bertsche
Director
Date:  March ___, 2004


/s/Geoffrey T. Chalmers
-------------------------------
Geoffrey T. Chalmers
Director
Date:  March 26, 2004