Form 10QSB
period 2004-03-31
RAIKE FINANCIAL GROUP INC/GA
filed 2004-05-14
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2004
                                         --------------

                               OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from __________ to _________

                Commission file number 000-32997


                   Raike Financial Group, Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Georgia                                 58-2161804
------------------------------                -------------------
(State of Jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                Identification No.)

275 Parkway 575 Suite 100 Woodstock, Georgia         30188
--------------------------------------------  -------------------
(Address of principal executive offices)           (Zip Code)

                           770-516-6996
                        ------------------
                        (Telephone Number)


                          Not Applicable
         ----------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issurer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES  [X]                         NO [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
    17,941,772 shares of common stock, $.01 par value per share, issued and outstanding as of April 20, 2004.

    Transitional  Small Business Disclosure Format  (check  one):

               YES  [ ]                         NO [X]

                   RAIKE FINANCIAL GROUP, INC.

                              INDEX

                                                                 Page No.
                                                                 --------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                      3

          Balance Sheet (unaudited) at March 31, 2004               3

          Statements of Operations (unaudited) for the Three
            Months Ended March 31, 2004 and 2003                    4

          Statements of Cash Flows (unaudited) for the Three
            Months Ended March 31, 2004 and 2003                    5

          Notes to Financial Statements (unaudited)                 6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     7

Item 3.   Controls and Procedures                                   9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         10

Item 2.   Changes in Securities                                     10

Item 3.   Defaults Upon Senior Securities                           10

Item 4.   Submission of Matters to a Vote of Security Holders       10

Item 5.   Other Information                                         10

Item 6.   Exhibits and Reports on Form 8-K                          10













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

                 PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                   RAIKE FINANCIAL GROUP, INC.

                          Balance Sheet
                           (unaudited)

                         March 31, 2004

                             Assets
                             ------

Cash and cash equivalents                             $   473,861
Certificate of deposit                                    145,188
Clearing deposit                                          125,000
Commissions receivable                                    543,573
Furniture, fixtures, and equipment, net                    20,568
Other assets                                               66,821
                                                      -----------
                                                      $ 1,375,011
                                                      ===========

              Liabilities and Shareholders' Equity
              ------------------------------------
Liabilities:
  Accounts payable                                    $    65,735
  Commissions payable                                     373,559
  Preferred dividends payable                              12,862
  Other liabilities                                        67,402
                                                      -----------
       Total liabilities                                  519,558
                                                      -----------

Commitments and contingencies

Shareholders' equity:
  Convertible cumulative preferred stock
    of $.01 par value; 5,000,000 shares authorized;
    73,500 shares issued and outstanding                      735
  Common stock of $.01 par value;
    50,000,000 shares authorized;                         179,418
    17,941,772 shares issued
  Additional paid-in capital                            3,221,357
  Accumulated deficit                                  (2,471,807)
  Treasury stock 60,000 shares                            (74,250)
                                                      -----------
       Total shareholders' equity                         855,453
                                                      -----------

                                                      $ 1,375,011
                                                      ===========

                    RAIKE FINANCIAL GROUP, INC.

                         Statements of Operations
                                (unaudited)

            For the Three Months Ended March 31, 2004 and 2003

                                                     2004         2003
                                                   ---------    ---------

Operating income:
Commissions                                     $  2,229,411    1,297,178
Interest income                                      135,887       49,214
Gains (losses) on marketable
  investment securities                                    -      (87,973)
Other fees                                           192,337      134,710
                                                   ---------    ---------

Total operating income                             2,557,635    1,393,129
                                                   ---------    ---------

Operating expenses:
  Commissions to brokers                           1,988,865    1,125,065
  Clearing costs                                      55,103       49,338
  Selling, general and administrative expenses       441,628      366,050
  Settlement of arbitration matters                   82,000            -
                                                   ---------    ---------

     Total operating expenses                      2,567,596    1,540,453
                                                   ---------    ---------

     Net loss                                   $     (9,961)    (147,324)
                                                   =========    =========

Net loss per share                              $       (.00)        (.01)
                                                   =========    =========

                        RAIKE FINANCIAL GROUP, INC.

                         Statements of Cash Flows
                                (unaudited)

            For the Three Months Ended March 31, 2004 and 2003

                                                      2004        2003
                                                   ---------    ---------
Cash flows from operating activities:
Net loss                                         $    (9,961)    (147,324)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                       2,500        3,000
    Compensation expense related to stock award       60,000            -
    Change in marketable investment securities             -     (200,200)
    Change in commissions receivable                  77,647     (111,388)
    Change in other assets                           (18,601)           -
    Change in accounts payable                       (17,016)      19,466
    Change in commissions payable                   (106,375)      52,056
    Change in other liabilities                      (10,738)      35,786
                                                   ---------    ---------

      Net cash used in operating activities          (22,544)    (348,604)
                                                   ---------    ---------

Cash flows from investing activities consisting
  of purchases of furniture, fixtures
  and equipment                                       (1,673)      (2,571)

Cash flows from financing activities:
  Net change in trading margin                             -      200,200
  Proceeds from sale of preferred stock                    -      120,000
  Proceeds from exercise of stock options                  -          200
  Payment of preferred dividends                     (25,549)     (13,621)
                                                   ---------    ---------

       Net cash provided by financing activities     (25,549)     306,779
                                                   ---------    ---------

       Net change in cash                            (49,766)     (44,396)

Cash at beginning of period                          523,627      588,557
                                                   ---------    ---------

Cash at end of period                            $   473,861      544,161
                                                   =========    =========

                   RAIKE FINANCIAL GROUP, INC.
                  Notes to Financial Statements


(1)   Organization
      ------------

   Raike Financial Group, Inc. (the "Company") is a full service securities brokerage firm, which has been in business since
   1995.   The Company is registered as a broker-dealer with  the
   National Association of Securities Dealers ("NASD") in 48 states and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S.
   Securities  and  Exchange  Commission  ("SEC").   The  Company
   offers  full service commission and fee based money management
   services  to  individual  and  institutional  investors.   The
   Company maintains a custody-clearing relationship with SWS Securities, Inc. ("SWS").

   The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results of a full year's operations.

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

       For the Three Months Ended March 31, 2004 and 2003

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

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 AND
2003

Total revenue for the three months ended March 31, 2004 increased by $1,164,506 or 84% to $2,557,635 from $1,393,129 for the comparable period in 2003.

Commission  revenue increased by $932,233 or  72%  to  $2,229,411 from $1,297,178 for the comparable period in 2003. The increase was primarily due to an improvement in market conditions in 2004.

Interest income increased by $86,673 or 176% to $135,887 for quarter ending March 31, 2004 from $49,214 compared to the same period in 2003. This increase is due to the increased interest from margin accounts and customer accounts held by our clearing agent.

The Company did not hold any marketable investments securities for quarter ending March 31, 2004 while the company experienced a net loss on marketable securities of $87,973 in the same period in 2003.

Fees from clearing transaction charges and other income increased by $57,627 or 43% to $192,337 from $134,710 for the three months ended March 31, 2004 compared to the same period in 2003. This increase was principally due to an overall increase in transactional business.

Total  operating  expenses for the three months ended  March  31,
2004   increased   by  $1,027,143  or  67%  to  $2,567,596   from
$1,540,4533 for the same period in 2003. This increase resulted primarily from an increase in commission expenses.

Commissions to brokers increased by $863,800 or 77% to $1,988,865 for the three months ended March 31, 2004 from $1,125,065 in the prior year. This increase is attributable to higher commission revenue; therefore, commission to brokers increased.

Clearing  costs  increased by $5,765 or 12% to  $55,103  for  the three  months  ended March 31, 2004 from $49,3398  in  the  prior
year.   This  increase was due to the increase in the  volume  of
transactional business with our clearing agent.

Selling, general and administrative expense increased $75,578 or 21% to $441,628 for the three months ended March 31, 2004 from $366,0500 in the prior year. This increase was due principally due to an increase in consultant fees, legal expenses and professional fees.

During  the  quarter  ending March 31, 2004, we  settled  certain arbitration matters described in Part II, Item 1 to this Form 10-
QSB.   These  settlements resulted in an expense of approximately
$82,000.

Our net loss was $9,961 for the three months ended March 31, 2004 compared to a net loss of $147,3244 for the same period in 2003. The principal cause of the net loss in the quarter ending March 31, 2004 was the arbitration settlement totaling $82,000. Excluding this settlement, the Company would have reported a net profit of $72,039 for the quarter ending March 31, 2004.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations, continued
           ------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at March 31, 2004 were $855,453.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule, we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at March 31, 2004 was $807,865.

Historically, we have financed our operations through cash flow from operations and the private placement of equity securities.
We have not employed any significant leverage or debt.

We believe that our capital structure is adequate for our current operations. We continually review our overall capital and funding needs to ensure that our capital base can support the estimated needs of the business. These reviews take into account business needs as well as the Company's regulatory capital requirements. Based upon these reviews, to take advantage of strong market conditions and to fully implement our expansion strategy, we believe that we will require increased net capital provided by the proceeds from private sales of our securities.

The Company's cash and cash equivalents decreased by $49,766 to $473,861 679as of March 31, 2004, from $523,627 as of December
31, 2003. This decrease was due primarily to the net loss from operations during the quarter ended March 31, 2004.

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

Item 3.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

There has been an ongoing NASD arbitration case between the Company and a customer in the State of California alleging unauthorized trading by the broker. The Company firmly believed that the case had no merit. The case was filed in 2002 but the processing of the case was stayed until late 2003 due to litigation between the State of California and the NASD. When the case began to be processed against the broker, also a named party to the arbitration, the broker was no longer employed in the industry and declined to file responsive pleadings with denials or to otherwise participate in the defense of the action. The Company lacked the legal ability to compel him to participate. Thus, in February of 2004 faced with the prospect of an inability to deny through a fact witness the allegations that were made, the Company determined it was in the best interest of the Company to settle the arbitration. The Company has taken an assignment of the Claim against the Broker and can now pursue him for both indemnification and the full amount of the settlement.

Item 2.  Changes in Securities

   (a)   Not applicable.
   (b)   Not applicable.
   (c)   Not applicable.
   (d)   Not applicable.
   (e)   Not applicable.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

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

                                   RAIKE FINANCIAL GROUP, INC.




  Date:    May 13, 2004            By:  /S/WILLIAM J.  RAIKE, III
                                      ---------------------------
                                      William J. Raike, III
                                      President, Chief Executive
                                      Officer and Director




 Date:   May 13, 2004              By: /S/MELISSA L. WHITLEY
                                      ---------------------------
                                      Melissa L. Whitley
                                      Chief Financial and
                                      Accounting Officer