Form 10QSB
period 2004-06-30
RAIKE FINANCIAL GROUP INC/GA
filed 2004-08-13
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2004
                                         -------------

                                OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ____________ to ____________

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

        17,941,772 shares of common stock, $.01 par value per share, issued and outstanding as of August 10, 2004.

	Transitional Small Business Disclosure Format (check one):

              YES   [ ]                       NO [X]

                     RAIKE FINANCIAL GROUP, INC.

                               INDEX

                                                                    Page No.
                                                                    --------

PART I    FINANCIAL INFORMATION

   Item 1. Financial Statements                                         3

           Balance Sheet (unaudited) at June 30, 2004                   3

           Statements of Operations (unaudited) for the Three Months
             and the Six Months Ended June 30, 2004 and 2003            4

           Statements of Cash Flows (unaudited) for the Six
             Months Ended June 30, 2004 and 2003                        5

           Notes to Financial Statements (unaudited)                    6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                7

   Item 3. Controls and Procedures                                      10


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                            11

   Item 2. Changes in Securities                                        11

   Item 3. Defaults Upon Senior Securities                              11

   Item 4. Submission of Matters to a Vote of Security Holders          11

   Item 5. Other Information                                            11

   Item 6. Exhibits and Reports on Form 8-K                             11








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

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 RAIKE FINANCIAL GROUP, INC.

                      Balance Sheet
                       (unaudited)

                     June 30, 2004


                        Assets
                        ------

Cash and cash equivalents                      $        728,824
Clearing deposit                                        125,000
Commissions receivable                                  482,809
Furniture, fixtures, and equipment, net                  18,068
Other assets                                             64,983
                                               ----------------
                                               $      1,419,684
                                               ----------------

Liabilities and Shareholders' Equity

Liabilities:
        Accounts payable                       $         23,946
        Commissions payable                             340,469
        Preferred dividends payable                      25,724
        Other liabilities                                67,772
                                               ----------------
        Total liabilities                               457,911
                                               ----------------

Commitments and contingencies

Shareholders' equity:
        Convertible cumulative preferred
          stock of $.01 par value; 5,000,000
          shares authorized; 73,500 shares
          issued and outstanding                            735
        Common stock of $.01 par value;
          50,000,000 shares authorized;
          17,941,772 shares issued                      179,418
        Additional paid-in capital                    3,221,357
        Accumulated deficit                          (2,365,487)
        Treasury stock 60,000 shares                    (74,250)
                                               ----------------
        Total shareholders' equity                      961,773
                                               ----------------
                                               $      1,419,684
                                               ================




See accompanying notes to unaudited financial statements.

                   RAIKE FINANCIAL GROUP, INC.

                    Statements of Operations
                          (unaudited)

For the Three Months and the Six Months Ended June 30, 2004 and 2003

                                            Three Months               Six Months
                                           Ended June 30             Ended June 30
                                      ------------------------   ----------------------
                                          2004          2003        2004         2003
                                      -----------   ----------   ----------  ----------
Operating income:
  Commissions                        $  1,386,564    1,931,207    3,615,976   3,228,385
  Interest income                         150,788       57,379      286,674     106,593
  Gains (losses) on marketable
    investment securities                    -          48,891         -        (39,082)
  Other fees                              145,254      193,790      337,591     328,500
                                      -----------   ----------   ----------  ----------
  Total operating income                1,682,606    2,231,267    4,240,241   3,624,396
                                      -----------   ----------   ----------  ----------

Operating expenses:
  Commissions to brokers                1,229,621    1,755,239    3,218,486   2,880,304
  Clearing costs                           45,896       52,813      100,998     102,151
  Selling, general and
    administrative expenses               287,906      335,191      723,555     701,241
  Settlement of arbitration                  -         557,250       87,980     557,250
                                      -----------   ----------   ----------  ----------
  Total operating expenses              1,563,423    2,700,493    4,131,019   4,240,946
                                      -----------   ----------   ----------  ----------

  Net earnings (loss)               $     119,183     (469,226)     109,222    (616,550)
                                      ===========   ==========   ==========  ==========

Basic and diluted earnings
  (loss) per share                  $         .01         (.03)         .01        (.03)
                                      ===========   ==========   ==========  ==========















See accompanying notes to unaudited financial statements.

                   RAIKE FINANCIAL GROUP, INC.

                    Statements of Cash Flows
                          (unaudited)

        For the Six Months Ended June 30, 2004 and 2003


                                                               2004          2003
                                                           -----------   ----------
Cash flows from operating activities:
  Net earnings (loss)                                      $   109,222     (616,550)
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used)
    by operating activities:
        Depreciation                                             5,000        6,000
        Change in marketable investment
           securities                                             -        (307,440)
        Change in commissions receivable                       138,411     (460,851)
        Change in other assets                                 (16,763)      32,902
        Change in accounts payable                             (58,805)     (10,528)
        Change in commissions payable                         (139,465)     377,334
        Change in other liabilities                            (10,368)     550,000
                                                            ----------   ----------
       Net cash provided (used) by operating activities         27,232     (429,133)
                                                            ----------   ----------

Cash flows from investing activities:
     Change in certificate of deposits                         145,188         -
     Purchases of furniture, fixtures and equipment             (1,673)     (11,431)
                                                            ----------   ----------
       Net cash provided (used) by investing activities        143,515      (11,431)
                                                            ----------   ----------

Cash flows from financing activities:
     Net change in trading margin                                 -         307,440
     Proceeds from sale of preferred stock                        -         315,000
     Retirement of preferred stock                                -         (25,000)
     Proceeds from exercise of stock options                    60,000          500
     Payment of dividends                                      (25,550)     (12,526)
                                                            ----------   ----------
       Net cash provided by financing activities                34,450      585,414
                                                            ----------   ----------

       Net change in cash and cash equivalents                 205,197      144,850

Cash and cash equivalents at beginning of period               523,627      588,557
                                                            ----------   ----------

Cash and cash equivalents at end of period                 $   728,824      733,407
                                                            ==========   ==========







See accompanying notes to unaudited financial statements.

                   RAIKE FINANCIAL GROUP, INC.
                  Notes to Financial Statements


(1)	Organization
        ------------

Raike Financial Group, Inc. (the "Company") is a full service securities brokerage firm, which has been in business since 1995. The Company is registered as a broker-dealer with the National Association of Securities Dealers ("NASD") in 47 states and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company offers full service commission and fee based money management services to individual and institutional investors. The Company maintains a custody-clearing relationship with SWS Securities, Inc.

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results of a full year's operations.

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

       Stock-Based Compensation
       ------------------------

The Company sponsors a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net earnings (loss), only to the extent that the option price is less than the market value at the grant date. Net earnings (loss) and earnings (loss) per share would not be different if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Item 2.

                   RAIKE FINANCIAL GROUP, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

   For the Quarters and Six Months Ended June 30, 2004 and 2003

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

* general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected;

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

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 2004 AND 2003

Total revenue for the quarter ending June 30, 2004 decreased by $548,661 or by 25% to $1,682,606 from 2,231,267 for the comparable period in 2003.

Commission revenue decreased by $544,643 or 28% to $1,386,564 from $1,931,207 for the comparable period in 2003. The decrease was due an overall decline in transactional business in the second quarter.

Interest income increased by $93,409 or 163% to $150,788 for quarter ended June 30, 2004 compared to the same period in 2003. This increase is due to the increased interest from margin accounts and customer accounts held by our clearing agent.

The Company did not hold any marketable investments securities for the quarter ending June 30, 2004 while the company experienced a net profit on marketable securities of $48,891 in the same period in 2003.

Fees from clearing transaction charges and other income decreased by $48,536 or 25% for the quarter ended June 30, 2004 compared to the same period in 2003. This decrease was principally due to an overall decline in transactional business in the second quarter.

Total operating expenses for the quarter ended June 30, 2004 decreased by $1,137,070 to $1,563,423 from $2,700,493 for the same period in
2003. Expenses decreased due to a decrease in commissions paid to brokers, as well as a significant decrease in selling, general and administrative expenses and settlements for the second quarter.

Commissions to brokers decreased by $525,618 or 30% to $1,229,621 for the quarter ended June 30, 2004 from $1,755,239 in the prior year. This decrease coincides with the decrease in commission revenue during the quarter.

Clearing costs decreased slightly by $6,917 or 13% to $45,896 for the quarter ended June 30, 2004 from $52,813 in the prior year. As a percentage of commission income clearing costs were 3.3% in 2004 compared to 2.7% in 2003.

Selling, general and administrative expense decreased $47,285 or 14% to $287,906 for the quarter ended June 30, 2004 from $335,191 in the prior year. This decrease was due to cost-cutting measures undertaken by the Company in 2004.

Net earnings were $119,183 for the quarter ended June 30, 2004 compared to a net loss of $469,226 for the same period in 2003.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenue for the six months ended June 30, 2004 increased by $615,845 or 17% to $4,240,241 from $3,624,396 for the comparable period in 2003.

Commission revenue increased by $387,591 or 12% to $3,615,976 from $3,228,385 for the comparable period in 2003. The increase was due to an overall increase in the Company's business primarily during the first quarter.

Interest income increased by $180,081 or 169% during the six months ended June 30, 2004 compared to the same period in 2003. This increase is due to the increased interest from margin accounts and customer accounts held by our clearing agent.

The Company did not hold any marketable investments securities during the six months ended June 30, 2004 compared to a net loss on marketable investment securities of $39,082 in the same period in 2003.

Fees from clearing transaction charges and other income increased by $9,091 or 3% for the six months ended June 30, 2004 compared to the same period in 2003. This increase was principally due to an overall increase in transactional business during the first quarter.

Total operating expenses for the six months ended June 30, 2004 decreased by $109,927 or 3% to $4,131,019 from $4,240,946 for the same period in 2003.

Commissions to brokers increased by $338,182 or 12% to $3,218,486 for the six months ended June 30, 2004 from $2,880,304 in the prior year. This increase is attributable to increased sales volume.

Clearing costs decreased by $1,153 or 1% to $100,998 for the six months ended June 30, 2003 from $102,151 in the prior year. As a percentage of commission income clearing costs were 2.8% in 2004 compared to 3.2% in 2003.

Selling, general and administrative expense increased $22,314 or 3% to $723,555 for the six months ended June 30, 2004 from $701,241 in the prior year. This increase was due to an increase in consulting fees, mainly in the first quarter. However, as previously noted, there were reductions in other general and administrative expenses which partially offset this increase.

Our net earnings were $109,222 for the six months ended June 30, 2004 compared to a net loss of $616,550 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at June 30, 2004 were $961,773.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule, we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at June 30, 2004 was $918,722.

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

The Company's cash and cash equivalents increased by $205,197 to $728,824 as of June 30, 2004, from $523,627 as of December 31, 2003.
This increase was due primarily to the net earnings during the quarter ended June 30, 2004 and proceeds from the maturity of a certificate of deposit.

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

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is periodically named as a defendant in various legal actions in the ordinary course of its business. There has been no material change in any legal proceedings during the quarter ended June 30, 2004.

Item 2.  Changes in Securities

  (a)    Not applicable.
  (b)    Not applicable.
  (c)    Not applicable.
  (d)    Not applicable.
  (e)    Not applicable.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders


  (a)    The 2004 Annual Meeting of Shareholders was held on June 25,
         2004.

  (b)    Election of Directors

           The following are the results of the votes cast by shareholders present at the 2004 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2005 Annual Meeting of Shareholders:

                                             For      Withhold
                                             ---      --------

              William J. Raike, III       14,537,000      -
              Morris L. Brunson           14,537,000      -
              William D. Bertsche         14,537,000      -
              Geoffrey T. Chalmers        14,537,000      -


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

        31.1	Certification of Chief Executive Officer Pursuant to 18
                U.S.C. Section 1350, as Adopted Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

        31.2	Certification of Chief Financial Officer Pursuant to 18
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

                                RAIKE FINANCIAL GROUP, INC.




Date:   August 10, 2004         By:  /S/WILLIAM J. RAIKE, III
                                   -----------------------------------
                                   William J. Raike, III
                                   President, Chief Executive
                                   Officer and Director




Date:   August 10, 2004         By: /S/MELISSA L. WHITLEY
                                   -----------------------------------
                                   Melissa L. Whitley
                                   Chief Financial and
                                   Accounting Officer