Form 10-Q
period 2004-09-30
RAIKE FINANCIAL GROUP INC/GA
filed 2004-11-15
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-QSB

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 2004

                                    OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from _________ to ________

                    Commission file number 000-32997

                       Raike Financial Group, Inc.
                       ---------------------------
         (Exact name of registrant as specified in its charter)

     Georgia                            6211                  58-2161804
 -------------------------     ---------------------------   ---------------
 (State of Jurisdiction of    (Primary Standard Industrial  (I.R.S. Employer
Incorporation or organization) Classification Code Number) Identification No.)

    275 Parkway 575 Suite 100
    Woodstock, Georgia                                        30188
    ------------------------------                           --------
   (Address of principal executive                          (Zip Code)
	 offices)

                                  770-516-6996
                                 ----------------
                                (Telephone Number)


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

                                  YES   X      NO
                                       ---         ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS


    State the number of shares outstanding of each of the issuer's classes of
    common equity, as of the latest practicable date: 17,941,772   shares of
    common stock, $.01 par value per share, issued and outstanding as of November 3, 2004.

Transitional Small Business Disclosure Format (check one):  YES      NO  XX
                                                                ----    ----

                         RAIKE FINANCIAL GROUP, INC.

                                    INDEX

                                                                   Page No.
                                                                   --------
PART I	FINANCIAL INFORMATION

  Item 1. Financial Statements                                            3

          Balance Sheet (unaudited) at September 30, 2004                 3

          Statements of Operations (unaudited) for the Three Months
           and the Nine Months Ended September 30, 2004 and 2003          4

          Statements of Cash Flows (unaudited) for the Nine
           Months Ended September 30, 2004 and 2003                       5

          Notes to Financial Statements (unaudited)                       6

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7

  Item 3. Controls and Procedures                                        10

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                              11

  Item 2. Changes in Securities                                          11

  Item 3. Defaults Upon Senior Securities                                11

  Item 4. Submission of Matters to a Vote of Security Holders            11

  Item 5. Other Information                                              11

  Item 6. Exhibits                                                       11













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

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         RAIKE FINANCIAL GROUP, INC.

                               Balance Sheet
                                (unaudited)

                            September 30, 2004


                                 Assets
                                 ------

Cash and cash equivalents                      $      758,018
Certificate of deposit                                 40,000
Clearing deposit                                      125,000
Commissions and fees receivable                       476,702
Furniture, fixtures, and equipment, net                17,083
Other assets                                          103,536
                                                    ---------

                                               $    1,520,339
                                                    ---------

                    Liabilities and Shareholders' Equity
                    ------------------------------------
Liabilities:
Accounts payable                               $       25,782
Commissions payable                                   314,896
Preferred dividends payable                            14,933
Other liabilities                                      26,709
                                                    ---------

Total Liabilities                                     382,320
                                                    ---------
Commitments and contingencies

Shareholders' Equity:
Convertible cumulative preferred stock
of $.01 par value; 5,000,000 shares authorized;
86,500 shares issued and outstanding                      865
Common stock of $.01 par value;
50,000,000 shares authorized;
17,941,772 shares issued                              179,418
Additional paid-in capital                          3,351,227
Accumulated deficit                                (2,263,685)
Treasury stock 204,000 shares                        (129,806)
                                                    ---------

Total Shareholders' Equity                          1,138,019
                                                    ---------

                                               $    1,520,339
                                                    ---------




See accompanying notes to unaudited financial statements.

                         RAIKE FINANCIAL GROUP, INC.

                          Statements of Operations
                                 (unaudited)

  For the Three Months and the Nine Months Ended September 30, 2004 and 2003

                                                           Three Months              Nine Months
                                                        Ended September 30        Ended September 30
                                                        ------------------        ------------------

                                                         2004         2003         2004         2003
                                                         ----         ----         ----         ----

Operating income:
Commissions                                       $   1,166,886    2,293,438    4,782,861    5,519,342
Interest income                                         121,278       80,404      407,953      186,998
Gains (losses) on marketable investment securities            -       20,925            -      (18,157)
Other fees                                              196,720      191,814      534,311      522,794
                                                     ----------    ---------    ---------    ---------

Total operating income                                1,484,884    2,586,581    5,725,125    6,210,977
                                                     ----------    ---------    ---------    ---------

Operating expenses:
Commissions to brokers                                1,039,676    2,092,318    4,258,162    4,972,621
Clearing costs                                           45,277       51,279      146,275      153,430
Selling, general and administrative expenses            265,900      326,642      989,455    1,027,883
Settlement of arbitration                                17,297            -      105,277      557,250
                                                     ----------    ---------    ---------    ---------

Total operating expenses                              1,368,150    2,470,239    5,499,169    6,711,184
                                                     ----------    ---------    ---------    ---------

Net income (loss)                                 $     116,734      116,342      225,956     (500,207)
                                                     ==========    =========    =========    =========

Basic and diluted earnings (loss) per share       $        0.01         0.01         0.01        (0.03)
                                                     ==========    =========    =========    =========





See accompanying notes to unaudited financial statements.

                         RAIKE FINANCIAL GROUP, INC.

                           Statements of Cash Flows
                                 (unaudited)

           For the Nine Months Ended September 30, 2004 and 2003



                                                               2004        2003
                                                               ----        ----

Cash flows from operating activities:
 Net earnings (loss)                                       $  225,956     (500,207)
 Adjustments to reconcile net earnings (loss) to net
  cash provided (used) by operating activities:
    Depreciation                                                7,500        9,000
    Change in marketable investment securities                      -       24,000
    Change in commissions and fees receivable                 144,518     (545,402)
    Change in other assets                                    (55,317)      22,248
    Change in accounts payable                                (56,969)       9,618
    Change in commissions payable                            (165,038)     413,593
    Change in other liabilities                               (51,430)           -
                                                             --------     --------

      Net cash provided (used) by operating activities         49,220     (567,150)

Cash flows from investing activities:
 Change in certificate of deposit                             105,188      (43,818)
 Change in clearing deposit                                         -       10,000
 Purchases of furniture, fixtures and equipment                (3,188)     (11,660)
                                                             --------     --------

      Net cash provided (used) by investing activities        102,000      (45,478)
                                                             --------     --------

Cash flows from financing activities:
 Net change in trading margin                                       -      (24,000)
 Proceeds from sale of preferred stock                        130,000      356,310
 Retirement of preferred stock                                      -      (25,000)
 Proceeds from exercise of stock options                       60,000          645
 Purchase of treasury stock                                   (55,556)           -
 Payment of preferred dividends                               (51,273)     (31,819)
                                                             --------     --------

      Net cash provided by financing activities                83,171      276,136
                                                             --------     --------

      Net change in cash                                      234,391     (336,492)

Cash at beginning of period                                   523,627      588,557
                                                             --------     --------

Cash at end of period                                      $  758,018      252,065
                                                             ========     ========





See accompanying notes to unaudited financial statements.

                         RAIKE FINANCIAL GROUP, INC.
                        Notes to Financial Statements

(1)   Organization
      ------------

Raike Financial Group, Inc. (the "Company") is a full service securities brokerage firm, which has been in business since 1995. The Company is registered as a broker-dealer with the National Association of Securities Dealers ("NASD") in 47 states, Puerto Rico and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company offers full service commission and fee based money management services to individual and institutional investors. The Company maintains a custody-clearing relationship with SWS Securities, Inc.

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results of a full year's operations.

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

(2)   Stock-Based Compensation
      ------------------------

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

     For the Three Months and Nine Months Ended September 30, 2004 and 2003

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Total revenue for the quarter ended September 30, 2004 decreased by $1,101,697 or by 43% to $1,484,884 from $2,586,581 for the comparable period in 2003.

Commission revenue decreased by $1,126,552 or 49% to $1,166,886 from $2,293,438 for the comparable period in 2003. The decrease was due an overall decline in transactional business in the third quarter.

Interest income increased by $40,874 or 51% during the quarter ended September 30, 2004 compared to the same period in 2003. This increase is due to the increased interest from margin accounts and customer accounts held by SWS.

The Company did not hold any marketable investments securities for the quarter ending September 30, 2004 while the company experienced a net profit on the sale of marketable securities of $20,925 in the same period in 2003.

Fees from clearing transaction charges and other income increased by $4,906 or 3% for the quarter ended September 30, 2004 compared to the same period in 2003.

Total operating expenses for the quarter ended September 30, 2004 decreased by $1,102,089 or 45% to $1,368,150 from $2,470,239 for the same period in
2003. Expenses decreased due to a decrease in commissions paid to brokers, as well as a significant decrease in selling, general and administrative expenses.

Commissions to brokers decreased by $1,052,642 or 50% to $1,039,676 for the quarter ended September 30, 2004 from $2,092,318 in the prior year. This decrease coincides with the decrease in commission revenue during the quarter.

Clearing costs decreased by $6,002 or 12% to $45,277 for the quarter ended September 30, 2004 from $51,279 in the prior year. As a percentage of commission income clearing costs were 3.9% in 2004 compared to 2.2% in 2003.

Selling, general and administrative expense decreased $60,742 or 19% to $265,900 for the quarter ended September 30, 2004 from $326,642 in the prior year. This decrease was due to cost-cutting measures undertaken by the Company in 2004.

During the quarter ended September 30, 2004, the Company incurred expenses totaling $17,297 relating to the settlement of various arbitration matters and the payment of a penalty to the state of New Jersey. No such expenses were incurred during the quarter ended September 30, 2003.

Net earnings were $116,734 for the quarter ended September 30, 2004 compared to net earnings of $116,432 for the same period in 2003.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued
-----------------------------------------------------------

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Total revenue for the nine months ended September 30, 2004 decreased by $485,852 or 8% to $5,725,125 from $6,210,977 for the comparable period in 2003.

Commission revenue decreased by $736,481 or 13% to $4,782,861 from $5,519,342 for the comparable period in 2003. The decrease was due an overall decline in transactional business in the third quarter.

Interest income increased by $220,955 or 118% during the nine months ended September 30, 2004 compared to the same period in 2003. This increase is due to the increased interest from margin accounts and customer accounts held by our clearing agent.

The Company did not hold any marketable investments securities during the nine months ended September 30, 2004 compared to a net loss from the sale of marketable investment securities of $18,157 in the same period in 2003.

Fees from clearing transaction charges and other income increased by $11,517 or 2% for the nine months ended September 30, 2004 compared to the same period in 2003.

Total operating expenses for the nine months ended September 30, 2004 decreased by $1,212,015 or 18% to $5,499,169 from $6,711,184 for the same period in 2003.

Commissions to brokers decreased by $714,459 or 14% to $4,258,162 for the nine months ended September 30, 2004 from $4,972,621 in the prior year. This decrease is attributable to decreased sales volume.

Clearing costs decreased by $7,155 or 5% to $146,275 for the nine months ended September 30, 2004 from $153,430 in the prior year. As a percentage of commission income clearing costs were 3.1% in 2004 compared to 2.8% in 2003.

Selling, general and administrative expense decreased $38,428 or 4% to $989,455 for the nine months ended September 30, 2004 from $1,027,883 in the prior year. This decrease was due to cost-cutting measures undertaken by the Company in 2004.

The Company incurred expenses totaling $105,277 relating to settlement of arbitration matters during the nine months ended September 30, 2004 as compared to $557,250 during the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Company settled its portion of an ongoing NASD arbitration case, which resulted in the payment of $557,250. Certain settlements were reached during the nine months ended September 30, 2004 resulting in the expense of $105,277.

Net earnings were $225,956 for the nine months ended September 30, 2004 compared to a net loss of $500,207 for the same period in 2003.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued
----------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, certificates of deposit, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at September 30, 2004 were $1,138,019.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certa in restrictions on the use of capital and its related liquidity. Our net capital position at September 30, 2004 was $1,017,399.

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

The Company's cash and cash equivalents increased by $234,391 to $758,018 as of September 30, 2004, from $523,627 as of December 31, 2003. This increase was due to net earnings during the period ending September 30, 2004, a decrease in our certificates of deposit and proceeds from the sale of preferred stock.

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

Item 3.  Controls and Procedures
--------------------------------

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended
September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   There had been an NASD arbitration case between the Company and a customer in the State of California alleging misconduct by her broker. A single arbitrator rendered a decision in favor of the customer, and it came to the Company's attention that the single arbitrator had ignored the Answer filed by the Company and did not factor that information into her decision, instead rendering almost a Default decision. The Company filed an appeal with the State Court in California and lost, the Court indicating the binding nature of an Arbitration Award. As a result, the Company paid $61,258.65. In addition, during the 3rd quarter the Company paid to the State of New Jersey $12,500 as a penalty for the failure of the Westbury OSJ branch office to properly maintain review reports.

Item 2.  Changes in Securities

 (a)  Not applicable.
 (b)  Not applicable.
 (c) Pursuant to section 701 of Regulation SB, the following disclosures are made:
      Item 701(a) In the quarter ended September 30, 2004, the Company sold 13,000 shares of its 7%, convertible, cumulative, $.01 par value preferred stock.
      Item 701(b) This item is not applicable as there are no underwriters involved in the sale of these securities.
      Item 701(c)   The total proceeds from these sales were $130,000.
      Item 701(d) The sales were undertaken pursuant to Rule 506 of Regulation D as a non-public offering and further transfers were restricted in the absence of registration or exemption therefrom.
 (d)  Not applicable.

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

                                      RAIKE FINANCIAL GROUP, INC.




Date: November 11, 2004           By: /S/WILLIAM J. RAIKE, III
                                      ----------------------------------
                                      William J. Raike, III
                                      President, Chief Executive Officer
                                      and Director




Date:   November 11, 2004         By: /S/MELISSA L. WHITLEY
                                      --------------------------------------
                                      Melissa L. Whitley
                                      Chief Financial and Accounting Officer