Form 10KSB
period 2004-12-31
RAIKE FINANCIAL GROUP INC/GA
filed 2005-03-28
CIK 1095373

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2004
                      -----------------

[ ]     Transition report under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the transition period from ___________ to ___________

        Commission file number ___________


                     RAIKE FINANCIAL GROUP, INC
         ----------------------------------------------
         (Name of small business issuer in its charter)

         Georgia                                  58-2161804
-----------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

275 Parkway 575, Suite 100, Woodstock, Georgia        30188
-----------------------------------------------------------------
  (Address of Principal Executive Offices)          (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

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

State issuer's revenues for its most recent fiscal year: $8,071,848

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $680,954 as of March 1, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
17,941,772 as of March 1, 2005

            DOCUMENTS INCORPORATED BY REFERENCE - N/A

Transitional Small Business Disclosure format (check  one):

          Yes [ ]                                No [X]

                        TABLE OF CONTENTS


PART I .......................................................  3

  ITEM 1.  DESCRIPTION OF BUSINESS ...........................  3
  ITEM 2.  DESCRIPTION OF PROPERTY ...........................  7
  ITEM 3.  LEGAL PROCEEDINGS .................................  8
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS .............................  8

PART II ......................................................  8
  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..............................  8
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS....  9
  ITEM 7.  FINANCIAL STATEMENTS .............................. 10
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE .......... 24
  ITEM 8A. CONTROLS AND PROCEDURES ........................... 24

PART III ..................................................... 24
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
             OF THE EXCHANGE ACT ............................. 24
  ITEM 10. EXECUTIVE COMPENSATION ............................ 26
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS... 26
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..... 27
  ITEM 13. EXHIBITS .......................................... 27
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ............ 27

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

                   Raike Financial Group, Inc.

General

The   Company  is  a  full  service  securities  brokerage   and
investment banking firm, in business since 1995. We are registered as a broker/dealer with the National Association of Securities Dealers ("NASD") and 47 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). We are subject to net capital and other regulations of the U.S.
Securities and Exchange Commission ("SEC"). We offer full service commission and fee based money management services to individual and institutional investors. We maintain a custody-clearing relationship with Southwest Securities in Dallas, TX, one of the largest publicly held custodians of brokerage firm securities in the United States.

We trade securities as an agent and a principal on exchanges such as the NYSE, AMEX and NASDAQ. We maintain selling agreements with mutual fund families and insurance companies offering load and no load funds, annuities and insurance products.

Our Company headquarters is at 275 Parkway 575, Woodstock, GA 30188, and our telephone number is (770) 516-6996. We maintain branch and other offices in a number of other jurisdictions and a complement of approximately 70 independent retail brokers. Our SEC net capital position as of December 31, 2004 and 2003 was $1,076,039 and $787,635, respectively.

From our beginnings in May of 1995, our annual revenues are as follows:

          Year        Revenues          No. of Reps.
          ----        --------          ------------
          1995       $   221,476             19
          1996       $   793,309             19
          1997       $ 1,907,486             50
          1998       $ 3,507,000             75
          1999       $ 5,987,067            100
          2000       $ 9,741,567             90
          2001       $ 5,959,712             77
          2002       $ 5,787,621             74
          2003       $ 8,341,118             69
          2004       $ 8,071,847             68

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

SECURITIES SALES SERVICES

We are an "independent" broker dealer providing securities sales services through a network of "independent contractor" registered representatives to several thousand retail clients. These representatives primarily retail stocks, mutual funds, variable annuities and variable life insurance products, managed account and other investment advisory and financial planning products and services. Commissions are charged on the sale of securities products, of which a percentage is shared with the representatives. Over 90% of our revenue during 2004 and 2003 has been derived from its securities sales services.

The Company's independent contractors receive a commission payout of between 80% and 90%.

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

The Clearing Agent lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Agent maintaining collateral in the form of salable securities, cash or cash equivalents. Under the terms of our clearing agreement, we indemnify the Clearing Agent for any loss on these credit arrangements. We have implemented policy to avoid possible defaults on margin loans in the increased supervision of customers with margin loans. The net interest income to the Company from margin activities for the years ending December 31, 2004 and 2003 was not material. Margin interest for the years ending December 31, 2004 and 2003 was approximately 6.3% and 3.6%, respectively, of revenues.

REGULATION

The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the Securities and Exchange Commission (the "Commission") and various state agencies and self-regulatory organizations, such as NASD Regulation, Inc. ("NASDR"), an arm of the NASD. We are registered as a broker-dealer with the
Commission and are a member firm of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASDR, which has been designated by the Commission as the Company's primary regulator. NASDR adopts rules (which are subject to approval by the Commission) that govern NASD members and conducts periodic examinations of member firms' operations. We are also subject to regulation as a broker dealer and investment advisor by state securities administrators in those states in which we conduct business.

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

Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. We have elected to compute our net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. Our required minimum net capital is now $100,000. As of December 31, 2004, we had NASD reported net capital of $1,076,039 and our ratio of aggregate indebtedness to net capital was .66 to 1.

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

PERSONNEL

At December 31, 2004, we had 8 full-time employees in addition to
approximately  68  registered  representatives.   None   of   our
personnel is covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are located at 275 Parkway 575, Suite 100, Woodstock, Georgia 30188 where the Company leases approximately 4,000 square feet of office space from Colbert Investments, Inc., an unrelated entity. The lease for these premises expires in November 2005.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been named as respondent in certain arbitrations that allege violations of securities laws and claim substantial damages. After consultation with outside legal counsel, management believes that resolution of these certain arbitrations will not result in material adverse effect on the Company's financial position or results of operations.

As of March 22, 2005, there are no claims pending by retail customers of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                             PART II

ITEM 5.  MARKET  FOR  REGISTRANT'S COMMON EQUITY  AND  RELATED
         STOCKHOLDER MATTERS

(a)  The  Company's  Common  Stock  is traded  on  the NASDAQ OTC
     Bulletin Board under the symbol "RKFG".

     Pursuant to Section 701 of Regulation SB, the following disclosures are made:

     Item 701(a) In 2004, the Company sold 13,000 shares of its 7%, convertible, cumulative, $.01 par value preferred stock.
     Item 701(b) This item is not applicable as there are no underwriters involved in the sale of these securities.
     Item 701(c)   The  total  proceeds  from  these  sales  were
                   $130,000.
     Item 701(d) The sales were undertaken pursuant to Rule 506 of Regulation D as a non-public offering and
                   further  transfers  were   restricted  in  the
                   absence of registration or exemption therefrom.

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

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2004 and
2003

Total revenue for the year ended December 31, 2004 decreased by $269,270 or 3% to $8,071,848 from $8,341,118 for the comparable period in 2003.

Commission revenue decreased by $439,445 or 6% to $6,852,882 from $7,292,327 for the comparable period in 2003. The decrease was due to decreases in retail, options and mutual fund trading activity, which was partially offset by increases in insurance commissions and municipal trades.

Interest income increased by $206,580 or 68% to $511,848 for the year ended December 31, 2004 from $305,268 compared to the same period in 2003. This increase is due to the increased interest from margin accounts and customer accounts held by our clearing agent.

The Company did not hold any marketable investment securities during the year ended December 31, 2004, while it sustained a net loss on the sale of marketable investment securities of $18,157 in the same period in 2003.

Fees from clearing transaction charges and other income decreased by $54,562 or 7% to $707,118 for the year ended December 31, 2004 from $761,680 for the same period in 2003. This decrease is due primarily to decreases in transactional business, as noted above, as well as decreases in annual account fees.

Total operating expenses for the year ended December 31, 2004 decreased by $904,540 or 10% to $7,748,517 from $8,653,057 for the same period in 2003. This decrease resulted primarily from a decrease in commission expenses and arbitration/settlements.

Commissions  to  brokers decreased by $443,055 to $6,108,531  for the  year  ended December 31, 2004 from $6,551,586 in  the  prior
year.   This decrease is attributable to a decrease in commission
revenue; therefore, commissions to brokers decreased.

Clearing costs increased by $5,950 or 3% to $202,495 for the year
ended  December 31, 2004 from $196,545 in the prior year.   As  a
percentage of commission income clearing costs were 3.0% in  2004 compared to 2.7% in 2003.

Selling, general and administrative expense decreased $10,697 or 1% to $1,290,767 for the year ended December 31, 2004 compared to $1,301,463 in the prior year. This decrease is primarily due to the decreases in salaries and related expenses of $66,892 as a result of staff reductions, a decrease in rent expense of $18,600, and a decrease in legal and professional fees of $57,847. Additional decreases in various other accounts are due to the Company's continued efforts to control expenses. These decreases were partially offset by increases in consulting fees of $162,655 and expenses of $60,000 related to the stock awards discussed in note 1 of the financial statements. Consulting fees increased due primarily to the new consulting agreement with Pea Pod Consulting, Inc., as discussed more fully in note 2 of the financial statements.

Settlement and arbitration expense decreased $456,739 to $146,724 for the year ended December 31,2004 compared to $603,463 in the prior year. During 2003, the Company settled a large arbitration case which had been ongoing for some time. There were no such large awards during 2004 and upon consultation with our outside legal counsel, we believe that resolution of any ongoing arbitrations will not result in a material adverse effect on results of operations.

The Company recorded no income tax expense or benefit for the years ended December 31, 2004 and 2003. We have a net operating loss carryforward as of December 31, 2004 that is dependent upon future taxable income.

Net  earnings were $323,331 for the year ended December 31,  2004 compared to a net loss of $311,939 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at December 31, 2004 were $1,204,658.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at December 31, 2004 was $1,076,039 and our ratio of aggregate indebtedness to net capital was .66 to 1.

Historically, we have financed our operations through cash flow from operations and the private placement of equity securities.
We have not employed any significant leverage or debt.

We believe that our capital structure is adequate for our current operations. We continually review our overall capital and funding needs to ensure that our capital base can support the estimated needs of the business. These reviews take into account business needs as well as the Company's regulatory capital requirements. Based upon these reviews, to take advantage of strong market conditions and to fully implement our expansion strategy, we will continue to pursue avenues to decrease costs and increase our capital position.

During 2004, the Company issued 13,000 shares of its 7%, convertible, cumulative, $.01 par value preferred stock for proceeds of $130,000. The proceeds from the sale of this stock were used to expand the Company's business and for general corporate purposes.

In August 2004, the Company acquired a total of 160,000 shares of its common stock at a cost of $55,556. Also, in December 2004, the Company acquired 40,000 and 10,000 shares in two separate transactions for a cost of $14,000 and $1,600, respectively.

The Company's cash and cash equivalents increased by $349,816 to $873,443 as of December 31, 2004, from $523,627 as of December 31, 2003. This increase was due to cash provided by operating activities of $160,365, cash provided by investing activities of $181,858 and cash provided by financing activities of $2,593. For more information on the cash flows of the Company, please see the statement of cash flows included in the Company's financial statements appearing elsewhere herein.

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

ITEM 7.   FINANCIAL STATEMENTS

          The following financial statements are included herein:

          Report of Independent Registered Public
           Accounting Firm

          Balance Sheets as of December 31, 2004 and 2003

          Statements of Operations for the years ended
           December 31, 2004 and 2003

          Statements of Shareholders' Equity for the years ended December 31, 2004 and 2003

          Statements of Cash Flows for the years ended
           December 31, 2004 and 2003

          Notes to Financial Statements

          Supplemental Schedule - Computation of Net
           Capital Under Rule 15c3-1 of the Securities and Exchange Commission

     Report of Independent Registered Public Accounting Firm





To the Shareholders
Raike Financial Group, Inc.:

We have audited the balance sheets of Raike Financial Group, Inc. as of December 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raike Financial Group, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in the Supplemental Schedule is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by Rule 17a-5 of the Securities Exchange Act of 1934. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.


                                /s/PORTER KEADLE MOORE, LLP




Atlanta, Georgia
February 4, 2005

                   RAIKE FINANCIAL GROUP, INC.

                         Balance Sheets

                   December 31, 2004 and 2003


                                                          2004         2003
                                                          ----         ----
                           Assets
                           ------
Cash and cash equivalents                           $    873,443      523,627
Certificates of deposit                                     -         145,188
Clearing deposit                                         125,000      125,000
Furniture, fixtures, and equipment,
  at cost, net of accumulated depreciation
  of $73,648 and $63,648, respectively                    14,725       21,395
Commissions receivable                                   787,550      621,220
Due from brokers                                         110,357        2,230
Other assets                                               3,537       45,990
                                                       ---------    ---------
                                                    $  1,914,612    1,484,650
                                                       =========    =========

           Liabilities and Shareholders' Equity
           ------------------------------------

Liabilities:
  Accounts payable                                  $     32,737       82,751
  Commissions payable                                    620,615      479,934
  Advance from Shareholder                                  -           4,979
  Preferred dividends payable                             30,070       25,549
  Other liabilities                                       26,532       73,161
                                                       ---------    ---------
  Total liabilities                                      709,954      666,374
                                                       ---------    ---------

Commitments and contingencies

Shareholders' equity:
  Series A preferred stock of $.01 par value;
    5,000,000 shares authorized, 86,500 and
    73,500 shares issued and outstanding,
    respectively (liquidation value of $865,000
    and $735,000, respectively)                              865          735
  Common stock of $.01 par value; 50,000,000 shares
    authorized; 17,941,772 and 17,641,775 issued in
    2004 and 2003, respectively                          179,418      176,418
  Additional paid-in capital                           3,351,228    3,164,358
  Accumulated deficit                                 (2,181,447)  (2,448,985)
  Treasury stock; 270,000 and 60,000 shares,
    respectively                                        (145,406)     (74,250)
                                                       ---------    ---------
               Total shareholders' equity              1,204,658      818,276
                                                       ---------    ---------

                                                     $ 1,914,612    1,484,650
                                                       =========    =========










See accompanying notes to financial statements.

                   RAIKE FINANCIAL GROUP, INC.

                    Statements of Operations

         For the Years Ended December 31, 2004 and 2003

                                                          2004         2003
                                                          ----         ----
Operating income:
  Commissions                                       $  6,852,882    7,292,327
  Interest and dividends                                 511,848      305,268
  Losses on marketable investment securities                -         (18,157)
  Other fees and income                                  707,118      761,680
                                                       ---------    ---------

    Total operating income                             8,071,848    8,341,118
                                                       ---------    ---------

Operating expenses:
  Commissions to brokers                               6,108,531    6,551,586
  Clearing costs                                         202,495      196,545
  Selling, general and administrative expenses         1,290,767    1,301,463
  Settlements of arbitration matters                     146,724      603,463
                                                       ---------    ---------

    Total operating expenses                           7,748,517    8,653,057
                                                       ---------    ---------

    Net earnings (loss)                             $    323,331     (311,939)
                                                       =========    =========

Net earnings (loss) per share, based on
weighted average shares outstanding of
17,916,752 in 2004 and 17,629,502 in 2003           $        .02         (.02)
                                                       =========    =========



















See accompanying notes to financial statements.

                   RAIKE FINANCIAL GROUP, INC.

               Statements of Shareholders' Equity

         For the Years Ended December 31, 2004 and 2003



                                                        Additional                                Total
                                 Preferred    Common     Paid-In     Accumulated   Treasury   Shareholders'
                                   Stock       Stock     Capital       Deficit       Stock        Equity
                                 ---------   ---------  ----------   -----------   --------   -------------

Balance at December 31, 2002     $     415     175,773   2,833,368    (2,093,298)   (74,250)        842,008

Proceeds from private placement
  stock sales                          345        -        344,655          -          -            345,000
Redemption of preferred stock          (25)       -        (24,975)         -          -            (25,000)
Preferred dividends                     -         -           -          (43,748)      -            (43,748)
Stock options exercised                 -          645      11,310          -          -             11,955
Net loss                                -         -           -         (311,939)      -           (311,939)
                                 ---------   ---------  ----------   -----------   --------   -------------

Balance at December 31, 2003           735     176,418   3,164,358    (2,448,985)   (74,250)        818,276

Proceeds from private placement
  stock sales                          130        -        129,870          -          -            130,000
Preferred dividends                     -         -           -          (55,793)      -            (55,793)
Stock award                             -        3,000      57,000          -          -             60,000
Purchase of treasury stock                                                          (71,156)        (71,156)
Net earnings                            -         -           -          323,331       -            323,331
                                 ---------   ---------  ----------   -----------   --------   -------------

Balance at December 31, 2004     $     865     179,418   3,351,228    (2,181,447)  (145,406)      1,204,658
                                 =========   =========  ==========   ===========   ========   =============




























See accompanying notes to financial statements.

                   RAIKE FINANCIAL GROUP, INC.

                    Statements of Cash Flows

         For the Years Ended December 31, 2004 and 2003

                                                          2004         2003
                                                          ----         ----

Cash flows from operating activities:
  Net earnings (loss)                               $    323,331     (311,939)
  Adjustments to reconcile net earnings (loss)
  to net cash provided (used) by operating
  activities:
    Depreciation                                          10,000        9,274
    Compensation expense related to stock awards          60,000         -
    Compensation expense related to stock
      options issued                                        -          11,455
    Change in marketable investment securities              -          24,000
    Change in commissions receivable                    (166,330)    (250,644)
    Change in due from brokers                          (108,127)      19,370
    Change in other assets                                 2,453       13,337
    Change in accounts payable                           (50,014)     (14,048)
    Change in commissions payable                        140,681      165,759
    Change in trading margin                                -         (24,000)
    Change in other liabilities                          (46,629)      47,861
                                                      ----------    ---------

       Net cash provided (used) by operating
       activities                                        165,365     (309,575)
                                                      ----------    ---------

Cash flows from investing activities:
    Purchases of furniture, fixtures and equipment        (3,330)     (15,197)
    Change in certificate of deposit                     145,188       (3,818)
    Change in restricted cash                             40,000      (40,000)
    Change in clearing deposit                              -          10,000
                                                      ----------    ---------
       Net cash provided (used) by investing
       activities                                        181,858      (49,015)
                                                      ----------    ---------

Cash flows from financing activities:
    Proceeds from advances from shareholder                 -         175,000
    Repayment of advances from shareholder                (4,979)    (170,021)
    Proceeds from exercise of stock options                 -             500
    Proceeds from private placement stock sales          130,000      345,000
    Redemption of preferred stock                           -         (25,000)
    Cash dividends paid on preferred stock               (51,272)     (31,819)
    Purchase of treasury stock                           (71,156)        -
                                                      ----------    ---------
       Net cash provided by financing activities           2,593      293,660
                                                      ----------    ---------

Net change in cash                                       349,816      (64,930)

Cash at beginning of year                                523,627      588,557
                                                      ----------    ---------

Cash at end of year                                 $    873,443      523,627
                                                      ==========    =========

Supplemental disclosure of cash paid for:
    Interest                                        $         96        6,148

Supplemental disclosure of non-cash financing
activities:
    Issuance of stock awards                        $     60,000         -
    Issuance of stock options                       $       -          11,455
    Change in preferred dividends payable           $      4,521       11,929


See accompanying notes to financial statements.

                   RAIKE FINANCIAL GROUP, INC.

                  Notes to Financial Statements

(1)  Description of Business and Summary of Significant
     Accounting Policies
     --------------------------------------------------

     Business
     --------
     Raike Financial Group, Inc. (the "Company") is a full service securities brokerage firm, which has been in business since 1995. The Company is registered as a broker-dealer with the National Association of Securities Dealers ("NASD") in 47 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company offers full service commission and fee-based money management services to individual and institutional investors. The Company maintains a custody-clearing relationship with SWS Securities, Inc.

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

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flow, the Company considers all investments with an original maturity of three months or less to be a cash equivalent. As of December 31, 2004 and 2003, the Company maintained cash balances with financial institutions and brokerage companies totaling $698,443 and $533,816, respectively, that exceeded the Federal deposit insurance limits.

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

     Net Earnings Per Share
     ----------------------
     The Company is required to report net earnings (loss) per share on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the Company must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share." During the years ended December 31, 2004 and 2003, the Company had potential common stock issuances outstanding totaling 865,000 and 735,000 shares, respectively, related to stock options, preferred stock, and warrants. However, the effect of these potential common stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances have been excluded from the computation of net earnings (loss) per share for each year. Presented below is a summary of earnings (loss) per share for the years ended December 31, 2004 and 2003:

                                                  2004          2003
                                                  ----          ----
     Weighted average common shares
     outstanding                               17,916,752    17,629,502
                                               ==========    ==========

     Net earnings (loss)                     $    323,331      (311,939)
     Preferred stock dividend                     (55,793)      (43,748)
                                               ----------    ----------
     Net earnings (loss) attributable
       to common shareholders                $    267,538      (355,687)
                                               ==========    ==========

     Net earnings (loss) per common share    $        .02          (.02)
                                               ==========    ==========

     Stock-Based Compensation
     ------------------------
     The Company sponsors a stock-based compensation plan, which is described more fully in Note 7. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net income, only to the extent that the option price is less than the market value at the grant date. Net earnings (loss) and earnings
     (loss) per share would not be different if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. During 2004, the Company recognized no compensation expense related to this plan for options granted during the year. During 2003, the Company recognized $11,455 in compensation expense related to this plan for options granted during the year.

     Additionally, during 2004 the Company awarded 300,000 shares of its common stock. Of these shares, 250,000 shares were awarded to independent contractor financial professionals for their long-term dedication and commitment to the Company. The remaining 50,000 shares were awarded to a third party that provided investor relations and other services to the Company in connection with a service agreement. The stock awards resulted in $60,000 of expense to the Company. This expense was recognized based on the fair value of the shares issued.

     Recent Accounting Pronouncements
     --------------------------------
     Accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

                   RAIKE FINANCIAL GROUP, INC.

(2)  Related Party Transactions and Commitments
     ------------------------------------------

     The majority shareholder receives consulting fees in the amount of $130,000 annually. In addition, the Company pays a bonus equal to 2.5% of revenues to the majority shareholder. The majority shareholder's spouse also receives consulting fees of $120,000 annually. During the year ended December 31, 2003, a total of $15,469 of consulting fees was forgiven. Of the $208,590 bonus earned during the year ended December 31, 2003, $86,063 was forgiven. During the year ended December 31, 2004, the majority shareholder earned a bonus of $201,796.

     During 2003, the majority shareholder of the Company advanced the Company $175,000 in the form of a non-interest bearing advance. $170,021 of this advance was repaid during 2003 leaving an outstanding balance of $4,979 as of December 31, 2003. The advance was repaid in January 2004. There were no additional advances during 2004.

     In 2004, the Company entered into an agreement with Pea Pod Consulting Inc., which is owned by a member of the Company's Board of Directors. This agreement calls for annual consulting fees for services related to regulatory compliance and other operational issues totaling $84,000, of which a total of $27,462 was paid during 2004.

     During 2003, the Company received $10,500, from Raike Investments, LP, an affiliate through common ownership, as reimbursement for marketing expenses paid to certain brokers. During 2004, no such reimbursements occurred.

     Effective October 13, 2000, the Company signed a five-year lease for approximately 4,500 square feet of office space at a rate of $18 per square foot or $81,000 per year. The Company signed a three-year lease effective August 1, 2002 for an additional 500 square feet of office space at $18 per square foot or $9,000 per year. For both leases, the lessor was White Mountain Partners, Inc., a corporation wholly owned by the majority shareholders of the Company. During 2003, White Mountain Partners, Inc. sold the office building to an unrelated third party and the Company signed a two-year lease agreement for approximately 4,000 square feet of office space that expires on November 30, 2005. The lease agreement between the Company and White Mountain Partners, Inc. was terminated at that time. Rent expense for the years ended December 31, 2004 and 2003 approximated $54,000 and $73,000, respectively.

(3)  Net Capital Requirements
     ------------------------

     The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2004, the Company had net capital of $1,076,039, which was $976,039 in excess of its required net capital of $100,000. The Company's net capital ratio was 0.66 to 1.

(4)  Restricted Assets
     -----------------

     In August 2002, the Company lost an arbitration case and in June 2003, the arbitration order was confirmed. The Company was ordered to pay the plaintiff approximately $28,700 plus interest. The Company had appealed the decision but was not successful with the appeal. The Company had a certificate of deposit in the amount of $40,000 that was held in escrow pending the final outcome of the appeal, which was liquidated and used to settle the obligation during 2004. At December 31, 2003, the certificate of deposit was included in other assets.

                   RAIKE FINANCIAL GROUP, INC.

(5)  Income Taxes
     ------------

     The  components  of income tax expense for the  years  ended
     December 31, 2004 and 2003 are as follows:

                                                  2004          2003
                                                  ----          ----
        Current                              $       -             -
        Deferred                                  126,305      (119,644)
        Change in valuation allowance            (126,305)      119,644
                                               ----------    ----------
                                             $       -             -
                                               ==========    ==========

     The difference between income tax expense (benefit) computed by  applying the statutory federal income tax rate  to  loss before taxes for the years ended December 31, 2004 and  2003 is as follows:

                                                  2004          2003
                                                  ----          ----
        Pretax income (loss) at
          statutory rate                     $    109,933      (106,059)
        State income tax, net of
          federal benefit                          12,934       (12,478)
        Other                                       3,438        (1,107)
        Change in valuation allowance            (126,305)      119,644
                                               ----------    ----------
                                             $       -             -
                                               ==========    ==========

     The following summarizes the components of deferred taxes at December 31, 2004 and 2003.

                                                  2004          2003
                                                  ----          ----
        Deferred income tax assets:
          Operating loss carryforwards       $    539,447       665,752
          Stock compensation expense              263,353       263,353
          Accrued expenses                          9,500         9,500
                                               ----------    ----------
            Total gross deferred income
            tax assets                            812,300       938,605
          Less valuation allowance                812,300       938,605
                                               ----------    ----------
          Net deferred tax asset             $       -             -
                                               ==========    ==========

     During 2004 and 2003, a valuation allowance was established for the entire amount of the net deferred tax asset, as the realization of the deferred tax asset is dependent on future taxable income.

     At December 31, 2004, the Company had net operating loss carryforwards for tax purposes of approximately $1,431,000, which will expire beginning in 2015 if not previously utilized.

(6)  Selling, General and Administrative Expenses
     --------------------------------------------

     Components of selling, general and administrative expenses, which are greater than 1% of total revenues for the years, ended December 31, 2004 and 2003 are as follows:

                                                  2004          2003
                                                  ----          ----

        Consultant fees                      $    589,335       426,680
        Compensation                              254,804       320,777
        Legal and professional fees               144,065       201,912

                   RAIKE FINANCIAL GROUP, INC.

(7)  Shareholders' Equity
     --------------------

     Stock Option Plan
     -----------------
     The Company sponsors an incentive stock option plan for the benefit of certain employees in order that they might purchase Company stock at a certain price. A total of 800,000 shares of the Company's common stock are reserved for possible issuance under this plan.

     A summary of activity in the stock option plan is presented below:

                                              2003
                                        --------------------
                                                  Weighted
                                                   Average
                                                    Price
                                        Shares    Per Share
                                        --------------------

     Outstanding, beginning of year     50,000    $    .01
     Granted during the year            14,500         .01
     Cancelled during the year               -           -
     Exercised during the year         (64,500)        .01
                                        ------
     Outstanding, end of year                -           -
                                        ======


     There were no stock options granted during 2004 and there were no stock options outstanding at December 31, 2004 or 2003. The weighted average grant date fair value of options issued in 2003 was $0.79. This fair value was based on the closing price of the Company's common stock on the date the options were granted.

     Perpetual Preferred Stock
     -------------------------
     During 2004 and 2003, the Company issued 13,000 and 34,500 shares, respectively, of its Series A Preferred Stock ("Preferred Stock") for $130,000 and $345,000, respectively. The Preferred Stock pays a cumulative annual dividend of $.70 per share. Each share of Preferred Stock is convertible into five shares of common stock at the option of the holder. Each share of Preferred Stock is mandatorily convertible into five shares of common stock upon the filing of public offering registration statement or a change in control (as defined). The Company may redeem the Preferred Stock by giving 30-day's notice to the preferred stockholders for a redemption price of $10.00 per share, plus unpaid dividends through the redemption date. Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders. The Preferred Stock has no voting rights. During 2003, 2,500 shares of the Company's preferred stock were redeemed. As of December 31, 2004 and 2003, there were no preferred dividends in arrears.

     Warrants
     --------
     In connection with the issuance of the Company's Preferred Stock, the Company issued 32,500 and 86,250 Class A warrants in 2004 and 2003, respectively, and 32,500 and 86,250 Class B warrants in 2004 and 2003, respectively. The Class A warrants allow each holder to purchase one share of common stock for $1.50 and expire on January 31, 2005 and the Class B warrants allow each holder to purchase one share of common stock for $2.50 and expire on July 31, 2006. In January
     2005, the expiration date for the Class A warrants was extended to January 31, 2006 and the expiration date for the Class B warrants was extended to January 31, 2007.

(8)  Employee Retirement Plan
     ------------------------

     Effective February 1, 2003, the Company established a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE IRA). Employees who receive at least $5,000 of compensation for the calendar year are eligible to participate. The Company matches employee contributions dollar for dollar up to three percent of the employee's compensation. Total contributions for any employee are limited by certain regulations. During 2004 and 2003, the Company contributed approximately $7,000 and $8,000, respectively, to the plan.

                   RAIKE FINANCIAL GROUP, INC.

(9)  Commitments and Contingencies
     -----------------------------

     The Company has been named as respondent in certain arbitrations that allege violations of securities laws and claim substantial damages. After consultation with outside legal counsel, management believes that resolution of these certain arbitrations will not result in material adverse effect on the Company's financial position or results of operations.

                          SUPPLEMENTAL

                            SCHEDULE

                   RAIKE FINANCIAL GROUP, INC.

                      Supplemental Schedule

         Computation of Net Capital Under Rule 15c3-1 of the Securities and Exchange Commission

                        December 31, 2004



Computation of Net Capital:
--------------------------

Total shareholders' equity                              $  1,204,658
Non-allowable assets                                        (128,619)
                                                           ---------

Tentative net capital                                      1,076,039
Haircuts                                                        -
                                                           ---------

Net capital                                                1,076,039
Minimum net capital                                          100,000
                                                           ---------

   Excess net capital                                   $    976,039
                                                           =========

Aggregate Indebtedness to Net Capital Ratio:
Aggregate indebtedness                                  $    709,955
                                                           =========

Net capital                                             $  1,076,039
                                                           =========

Ratio                                                      0.66 to 1
                                                           =========


There was no significant difference between net capital as computed by the Company (included in Part II of its FOCUS report as of December 31, 2004) and the amount computed above.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
          ------------------------------------------------

None.

ITEM 8A.  CONTROLS AND PROCEDURES
          -----------------------

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT
          ------------------------------------------------------

Set forth below is information regarding our directors and executive officers. We have no other management employees besides those described below, and there are currently no other persons under consideration to become directors or executive officers.

NAME                          AGE       POSITION
----                          ---       --------
William J. Raike, III         46        Chairman, President
                                        and CEO

Melissa L. Whitley            28        Treasurer, CFO and
                                        Director

Morris L. Brunson             65        Director

William D. Bertsche           60        Director

Christopher Casdia            35        COO and Director

Geoffrey T. Chalmers          69        Director

The Board of Directors has designated an Audit Committee of the Board of Directors consisting of one member, that will review the scope of accounting audits, review with the independent auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, review with the independent auditors their final report, review with independent auditors overall accounting and financial controls, and be available to the independent auditors during the year for consultation purposes. The Board of Directors has also designated a Compensation Committee of the Board of Directors consisting of three Directors, which will review the performance of senior management, recommend appropriate compensation levels and approve the issuance of stock options pursuant to the Company's stock option plan. All Directors and officers of the Company serve until their successors are duly elected and qualify.

The Audit Committee consists of Morris Brunson.

The Compensation Committee consists  of  Morris Brunson, William
Raike, and William Bertsche.

    William J. Raike, III, Chairman, President and CEO
    --------------------------------------------------

Mr. Raike has been licensed in the financial services industry for approximately 20 years. His brokerage career began as a financial representative in 1985 with an NASD member brokerage headquartered in Denver, Colorado. In 1988 Mr. Raike accepted a position as Vice President and Branch Manager of the Atlanta, Georgia regional office. Mr. Raike later joined Davenport & Company, a NYSE member firm headquartered in Richmond, Virginia and subsequently owned an independently operated branch office of an NASD member firm. Mr. Raike formed Raike Financial Group, Inc. in March of 1995 and was successful in growing the company from two registered representatives and approximately $200,000 in revenues to over 100 representatives and 10,000,000 in revenues by year 2000. Mr. Raike currently holds positions as Chairman of the Board, Chief Executive Officer and President and is licensed with the Series 4 (Registered Options Principal), 7 (General Securities Representative), 24 (General Securities Principal), 55 (Equity Trader), 63 (State Securities License) and 65 (Registered Investment Advisor) licenses.

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

    Morris L. Brunson, Director
    ---------------------------

Mr. Brunson graduated from Berry College in 1958 with a degree in Business Administration with a concentration in Accounting. His career has been spent in the accounting and financial areas primarily in the health care business. He was the Accounting Manager for Floyd Medical Center, a Cost Accountant for Ledbetter Construction Co. and has held several positions at the American Red Cross and the United Way. He retired in 1998 and currently resides in Georgia.


    William D. Bertsche, Director
    -----------------------------

Mr. Bertsche was educated at Santa Rosa College in Santa Rosa, California and at River Falls College in Wisconsin. At an early age, Mr. Bertsche managed a family business in the dairy industry and since has managed private business ventures in the private security industry. He is an entrepreneur and has been self employed for the better part of his life life and currently resides in Virginia.

     Christopher Casdia, COO and Director
     ------------------------------------

Mr. Casdia has over ten years of experience in the investment industry. His career began in 1995 with Merrill Lynch. He quickly moved to Raike Financial Group later that year. Mr. Casdia served as Compliance Director of Raike Financial Group from 1996 through July 1998. Mr. Casdia then took the position of Chief Compliance Officer & Chief Financial Officer with Barron Chase Securities. He served that company until mid 2000 when he took the position Vice President of Trading for a proprietary trading firm. Mr. Casdia returned to Raike Financial Group in late 2001 and has served as Chief Operating Officer since late 2002 and also serves as Chief Compliance Officer. In March 2003, Mr. Casdia was elected to the Board of Directors and is a member of the Strategic Planning Committee and Risk Assessment Committee. Mr. Casdia earned a BBA in finance from Kennesaw State University in 1993. He is currently in the final semester of Graduate School and anticipates earning an MBA from Kennesaw State University in May 2005.

     Geoffrey T. Chalmers, Director
     ------------------------------

Mr. Chalmers is a graduate of Harvard College and Columbia Law School. He has been a practicing attorney for over 35 years in corporate and securities law, having acted as general counsel to several public and private companies, including broker dealers. He is engaged in private practice.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

The following table sets forth the annual compensation of i) each of our two highest-paid officers and ii) the Company's officers or directors as a group for the year ended December 31, 2004:

NAME OR IDENTITY OF GROUP           TITLE           COMPENSATION
William J. Raike, III        Chairman, President    $   331,796
                             and CEO


TOTAL SALARIES FOR THE YEAR
  2004 OF OFFICERS AND
  DIRECTORS AS A GROUP                              $   258,250


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

The following table sets forth the record ownership of our Common Stock as of December 31, 2004 as to (i) each person or entity who owns more than five percent (5%) of any class of our Securities (including those shares subject to outstanding options), (ii) each person named in the table appearing in "Remuneration of Directors and Officers", and (iii) all officers and directors of the Company as a group.

NAME & ADDRESS            SHARES OWNED       PERCENT OF CLASS
William J. Raike, III      12,193,000             67.96%

Morris Brunson              1,544,000              8.61%

William Bertsche              800,000              4.46%

OFFICERS & DIRECTORS AS
  A GROUP                  14,537,000             81.03%

To the best of our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, subject to community property laws where applicable. The above referenced number of shares does not include shares available upon exercise of the options described below.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The majority shareholder receives consulting fees in the amount of $130,00 annually. In addition, the Company pays a bonus equal to 2.5% of revenues to the majority shareholder. The majority shareholder's spouse also receives consulting fees of $120,000 annually. During the year ended December 31, 2003, a total of $15,469 of consulting fees was forgiven. Of the $208,590 bonus earned during the year ended December 31, 2003, $86,063 was forgiven. During the year ended December 31, 2004, the majority shareholder earned a bonus of $201,796.

During 2003, the majority shareholder of the Company advanced the Company $175,000 in the form of a non-interest bearing advance. $170,021 of this advance was repaid during 2003 leaving an outstanding balance of $4,979 as of December 31, 2003. The advance was repaid in January 2004. There were no additional advances during 2004.

In 2004, the Company entered into an agreement with Pea Pod Consulting Inc., which is owned by a member of the Company's Board of Directors. This agreement calls for annual consulting fees for services related to regulatory compliance and other operational issues totaling $84,000, of which a total of $27,462 was paid during 2004.

During   2003,   the   Company  received  $10,500,   from   Raike
Investments, LP, an affiliate through common ownership, as reimbursement for marketing expenses paid to certain brokers.
During 2004, no such reimbursements occurred.

Effective October 13, 2000, the Company signed a five-year lease for approximately 4,500 square feet of office space at a rate of $18 per square foot or $81,000 per year. The Company signed a three-year lease effective August 1, 2002 for an additional 500 square feet of office space at $18 per square foot or $9,000 per year. For both leases, the lessor is White Mountain Partners, Inc., a corporation wholly owned by the majority shareholders of the Company. During 2003, White Mountain Partners, Inc. sold the office building to an unrelated third party and the Company signed a two-year lease agreement for approximately 4,000 square feet of office space. The lease agreement between the Company and White Mountain Partners, Inc. was terminated at that time. Rent expense for the years ended December 31, 2004 and 2003 approximated $54,000 and $73,000, respectively.

ITEM 13.  EXHIBITS
          --------

     Exhibit
     Number    Exhibit
     -------   -------

     14.1      Code of Ethics for Officers of Raike  Financial
               Group, Inc. dated October 15, 2004

     31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

     31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

     32.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

The following table shows the amounts paid by the Company to its independent auditors, Porter Keadle Moore, LLP (PKM), for the last two fiscal years.

                                                  2004          2003
                                                  ----          ----
         Audit fees                          $     43,500        38,300
         Audit-related fees                          -             -
         Tax fees                                    -             -
         All other fees                              -             -
                                                ---------    ----------
                Total fees                   $     43,500        38,300
                                                =========    ==========

Audit Fees

The aggregate fees billed by PKM for professional services rendered in connection with the (i) audit of the Company's annual financial statements for 2004 and 2003, and (ii) review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB during those fiscal years.

Audit Related Fees

The aggregate fees billed by PKM in 2004 and 2003 for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not included in "Audit Fees" above.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by PKM for tax compliance, tax advice, and tax planning.

All Other Fees

The fees billed by PKM are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent accountants and may not engage the independent accountants to perform any prohibited non-audit services. For 2004 and 2003, 100% of the fees incurred were pre-approved.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                                   RAIKE FINANCIAL GROUP, INC.


                                   By:  /s/ William J. Raike, III
                                      ---------------------------
                                        William J. Raike, III
                                        President and Chief
                                        Executive Officer


                                   By:  /s/ Melissa L. Whitley
                                      ---------------------------
                                        Melissa L. Whitley
                                        Chief Financial Officer

                                   Date:  March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William J. Raike, III
-------------------------------------
William J. Raike, III
President and Chief Executive Officer, Director
(Principal Executive Officer)
Date:  March 23, 2005

/s/ Melissa L. Whitley
-------------------------------------
Melissa L. Whitley
Treasurer, Chief Financial Officer and Director
Date:  March 23, 2005


/s/ Christopher Casida
-------------------------------------
Christopher Casida
Chief Operating Officer and Director
Date:  March 23, 2005


/s/ Morris L. Brunson
-------------------------------------
Morris L. Brunson
Director
Date:  March 23, 2005


/s/ William D. Bertsche
-------------------------------------
William D. Bertsche
Director
Date:  March 23, 2005


/s/ Geoffrey T. Chalmers
-------------------------------------
Geoffrey T. Chalmers
Director
Date:  March 23, 2005