Form 10QSB
period 2005-03-31
RAIKE FINANCIAL GROUP INC/GA
filed 2005-05-11
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-QSB

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended  March 31, 2005
                                         ------------------

                                 OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ___________ to ____________

                  Commission file number 000-32997

                     Raike Financial Group, Inc.
--------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Georgia                                          58-2161804
--------------------------------------------------------------------------
  (State of Jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                         Identification No.)

   275 Parkway 575 Suite 100
       Woodstock, Georgia                                    30188
--------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                            770-516-6996
--------------------------------------------------------------------------
                          (Telephone Number)


                           Not Applicable
--------------------------------------------------------------------------
                    (Former name, former address
                       and former fiscal year,
                    if changed since last report)

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

    17,941,772 shares of common stock, $.01 par value per share, issued and outstanding as of May 10, 2005.

    Transitional Small Business Disclosure Format (check one):

          YES [ ]                                  NO [X]

                     RAIKE FINANCIAL GROUP, INC.

                                INDEX

                                                                Page No.
                                                                --------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                      3

          Balance Sheet (unaudited) at March 31, 2005               3

          Statements of Operations (unaudited) for the Three
            Months Ended March 31, 2005 and 2004                    4

          Statements of Cash Flows (unaudited) for the Three
            Months Ended March 31, 2005 and 2004                    5

          Notes to Financial Statements (unaudited)                 6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     7

Item 3.   Controls and Procedures                                   9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         10

Item 2.   Changes in Securities                                     10

Item 3.   Defaults Upon Senior Securities                           10

Item 4.   Submission of Matters to a Vote of Security Holders       10

Item 5.   Other Information                                         10

Item 6.   Exhibits                                                  10













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

                   PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                     RAIKE FINANCIAL GROUP, INC.

                            Balance Sheet
                             (unaudited)

                           March 31, 2005


                           Assets
                           ------

Cash and cash equivalents                              $   906,141
Clearing deposit                                           125,000
Commissions receivable                                     913,300
Furniture, fixtures, and equipment, net                     16,294
Other assets                                               116,678
                                                       -----------
                                                       $ 2,077,413
                                                       ===========

            Liabilities and Shareholders' Equity
            ------------------------------------
Liabilities:
  Accounts payable                                     $    38,332
  Commissions payable                                      735,486
  Preferred dividends payable                               15,137
  Other liabilities                                         26,951
                                                       -----------
    Total liabilities                                      815,906
                                                       -----------

Commitments and contingencies

Shareholders' equity:
  Convertible cumulative preferred stock
    of $.01 par value; 5,000,000 shares authorized;
    86,500 shares issued and outstanding                       865
  Common stock of $.01 par value;
    50,000,000 shares authorized;
    17,941,772 shares issued                               179,418
  Additional paid-in capital                             3,351,227
  Accumulated deficit                                   (2,124,597)
  Treasury stock 270,000 shares                           (145,406)
                                                       -----------
    Total shareholders' equity                         $ 1,261,507
                                                       -----------

                                                       $ 2,077,413
                                                       ===========












See accompanying notes to unaudited financial statements.

                    RAIKE FINANCIAL GROUP, INC.

                      Statements of Operations
                             (unaudited)

         For the Three Months Ended March 31, 2005 and 2004

                                                  2005          2004
                                              -----------   ------------
Operating income:
  Commissions                              $    1,917,377      2,229,411
  Interest income                                 121,908        135,887
  Other fees                                      171,532        192,337
                                              -----------   ------------

    Total operating income                      2,210,817      2,557,635
                                              ===========   ============

Operating expenses:
  Commissions to brokers                        1,705,579      1,988,865
  Clearing costs                                   44,146         55,103
  Selling, general and administrative
    expenses                                      381,035        441,628
  Settlement of arbitration                         8,071         82,000
                                              -----------   ------------

    Total operating expenses                    2,138,831      2,567,596
                                              -----------   ------------

    Net income (loss)                      $       71,986         (9,961)
                                              ===========   ============
Basic and diluted earnings (loss)
  per share                                $         0.00           (.00)
                                              ===========   ============





























See accompanying notes to unaudited financial statements.

                     RAIKE FINANCIAL GROUP, INC.

                      Statements of Cash Flows
                             (unaudited)

         For the Three Months Ended March 31, 2005 and 2004

                                                            2005          2004
                                                        -----------   ------------

Cash flows from operating activities:
  Net earnings (loss)                                 $      71,986         (9,961)
  Adjustments to reconcile net earnings (loss)
    to net cash provided (used) by operating
    activities:
      Depreciation                                            1,500          2,500
      Compensation expense related to stock award                 -         60,000
      Change in commissions and fees receivable            (125,750)        77,647
      Change in other assets                                 (2,784)       (18,601)
      Change in accounts payable                              5,595        (17,016)
      Change in commissions payable                         114,871       (106,375)
      Change in other liabilities                               419        (10,738)
                                                        -----------   ------------

        Net cash provided (used) by
        operating activities                                 65,838        (22,544)
                                                        -----------   ------------

Cash flows from investing activities consisting of
    purchases of furniture, fixtures and equipment           (3,069)        (1,673)

Cash flows from financing activities consisting of
    payment of preferred dividends                          (30,070)       (25,549)
                                                        -----------   ------------

        Net change in cash                                   32,698        (49,766)

Cash at beginning of period                                 873,443        523,627
                                                        -----------   ------------

Cash at end of period                                 $     906,141        473,861
                                                        ===========   ============























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

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results of a full year's operations.

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

       For the Three Months Ended March 31, 2005 and 2004

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 AND
2004

Total revenue for the three months ended March 31, 2005 decreased by $346,818 or 14% to $2,210,817 from $2,557,635 for the comparable period in 2004.

Commission  revenue decreased by $312,034 or  14%  to  $1,917,377 from $2,229,411 for the comparable period in 2004. The decrease was primarily due to market conditions and a decrease in transactional business.

Interest  income decreased by $13,979 or 10% during  the  quarter
ended  March 31, 2005 compared to the same period in 2004.   This
decrease is due to the decreased interest from margin accounts and customer accounts held by our clearing agent.

Fees from clearing transaction charges and other income decreased by $20,805 or 11% for the quarter ended March 31, 2005 compared to the same period in 2004. This decrease was principally due to an overall decrease in transactional business.

Total operating expenses for the quarter ended March 31, 2005 decreased by $428,765 or 17% to $2,138,831 from $2,567,596 for the same period in 2004. Expenses decreased due to a decrease in commissions paid to brokers, arbitration cost, as well as a decrease in selling, general and administrative expenses.

Commissions to brokers decreased by $283,286 or 14% to $1,705,579 for the quarter ended March 31, 2005 from $1,988,865 in the prior
year.   This  decrease coincides with the decrease in  commission
revenue during the quarter.

Clearing  costs  decreased by $10,957 or 20% to $44,146  for  the
quarter ended March 31, 2005 from $55,103 in the prior year.   As
a percentage of commission income clearing costs were 2.3% in 2005 compared to 2.5 % in 2004.

Selling, general and administrative expense decreased $60,593 or 14% to $381,035 for the quarter ended March 31, 2005 from $441,628 in the prior year. This decrease was due to cost-cutting measures undertaken by the Company in 2004 consisting of arbitration expense, legal and professional fees.

During the quarter ended March 31, 2005, the Company decreased expenses relating to the settlement of various arbitration matters by $73,929 or 90% to $8,071 from $82,000 in the prior year.

Net  earnings were $71,987 for the quarter ended March  31,  2005 compared to a net loss of $9,961 for the same period in 2004.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, continued
          -------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at March 31, 2005 were $1,261,507.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule, we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at March 31, 2005 was $1,128,535 and our ratio of aggregate indebtedness to net capital was .72 to 1.

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

The Company's cash and cash equivalents increased by $32,698 to $906,141 679as of March 31, 2005, from $873,443 as of December
31, 2004. This increase was due to cash provided by operating activities of $65,838, offset by decreases in cash for purchases of fixed assets of $3,069 and a decrease in cash from financing activities of $30,070.

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

Item 3.  Controls and Procedures
--------------------------------

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

During the first quarter of 2005, the company mediated a dispute with an individual who had lent money to one of the company's independent contractors. To avoid the expense of litigation the firm settled for under $10,000.

Currently, the Company has no pending claims by retail  customers
of   the   Company,  nor  any  regulatory  actions   or   pending
investigations.

The   Company   has  pending  several  arbitration  actions   and
outstanding Awards against several of its former independent contractors for the collection of monies due the Company.


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

                                RAIKE FINANCIAL GROUP, INC.




Date:   May 11, 2005            By: /S/WILLIAM J. RAIKE, III
                                   -------------------------------
                                   William J. Raike, III
                                   President, Chief Executive
                                   Officer and Director




Date:   May 11, 2005            By: /S/MELISSA L. WHITLEY
                                   -------------------------------
                                   Melissa L. Whitley
                                   Chief Financial and Accounting
                                   Officer