Form 10QSB
period 2005-06-30
RAIKE FINANCIAL GROUP INC/GA
filed 2005-08-09
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 2005

                               OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from ____________ to __________

                Commission file number 000-32997

                   Raike Financial Group, Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Georgia                                 58-2161804
------------------------------               -------------------
  (State of Jurisdiction of                    (I.R.S. Employer
Incorporation or organization)               Identification No.)

     275 Parkway 575 Suite 100
         Woodstock, Georgia                         30188
---------------------------------------      -------------------
(Address of principal executive offices           (Zip Code)

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

                    YES [X]              NO [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
    17,941,772 shares of common stock, $.01 par value per share, issued and outstanding as of August 1, 2005.

    Transitional  Small Business Disclosure Format  (check  one):
                    YES [ ]              NO  [X]

                   RAIKE FINANCIAL GROUP, INC.

                              INDEX

                                                             Page No.
                                                             --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                  3

          Balance Sheet (unaudited) at June 30, 2005            3

          Statements of Earnings (unaudited) for the
          Three Months and the Six Months Ended
          June 30, 2005 and 2004                                4

          Statements of Cash Flows (unaudited) for the Six
          Months Ended June 30, 2005 and 2004                   5

          Notes to Financial Statements (unaudited)             6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         7

Item 3.   Controls and Procedures                               10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     11

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                       11

Item 3.   Defaults Upon Senior Securities                       11

Item 4.   Submission of Matters to a Vote of
          Security Holders                                      11

Item 5.   Other Information                                     11

Item 6.   Exhibits                                              11








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

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   RAIKE FINANCIAL GROUP, INC.

                          Balance Sheet
                           (unaudited)

                          June 30, 2005


                            Assets
                            ------
Cash and cash equivalents                                $  1,016,286
Clearing deposit                                              125,000
Commissions receivable                                        562,190
Furniture, fixtures, and equipment, net                        14,794
Other assets                                                  117,967
                                                         ------------

                                                         $  1,836,237
                                                         ============
             Liabilities and Shareholders' Equity
             ------------------------------------
Liabilities:
  Accounts payable                                       $     28,360
  Commissions payable                                         450,896
  Preferred dividends payable                                  30,274
  Other liabilities                                            27,151
                                                         ------------

     Total liabilities                                        536,681
                                                         ------------

Shareholders' equity:
  Convertible cumulative preferred stock
    of $.01 par value; 5,000,000 shares authorized;
    86,500 shares issued and outstanding                          865
  Common stock of $.01 par value;
    50,000,000 shares authorized;
    17,941,772 shares issued                                  179,418
Additional paid-in capital                                  3,351,227
Accumulated deficit                                        (2,080,548)
Treasury stock: 300,000 shares                               (151,406)
                                                         ------------

    Total shareholders' equity                              1,299,556
                                                         ------------

                                                         $  1,836,237
                                                         ============



See accompanying notes to unaudited financial statements.

                    RAIKE FINANCIAL GROUP, INC.

                     Statements of Earnings
                           (unaudited)

 For the Three Months and the Six Months Ended June 30, 2005 and 2004

                                      Three Months              Six Months
                                      Ended June 30            Ended June 30
                                   ---------------------   ---------------------
                                      2005        2004        2005        2004
                                   ---------   ---------   ---------   ---------
Operating income:
Commissions                      $ 1,415,070   1,386,564   3,332,446   3,615,976
Interest income                      110,788     150,788     232,696     286,674
Other fees                           158,993     145,254     330,525     337,591
                                   ---------   ---------   ---------   ---------

Total operating income             1,684,851   1,682,606   3,895,667   4,240,241
                                   ---------   ---------   ---------   ---------

Operating expenses:
Commissions to brokers             1,248,728   1,229,621   2,954,307   3,218,486
Clearing costs                        39,745      45,896      83,891     100,998
Selling, general and
  administrative expenses            337,192     287,906     718,225     723,555
Settlement of arbitration               -           -          8,071      87,980
                                   ---------   ---------   ---------   ---------

Total operating expenses           1,625,665   1,563,423   3,764,494   4,131,019
                                   ---------   ---------   ---------   ---------

Net earnings                     $    59,186     119,183     131,173     109,222
                                   =========   =========   =========   =========
Basic and diluted earnings
  per share                      $      0.00        0.01        0.01        0.01
                                   =========   =========   =========   =========





















See accompanying notes to unaudited financial statements.

                   RAIKE FINANCIAL GROUP, INC.

                    Statements of Cash Flows
                           (unaudited)

         For the Six Months Ended June 30, 2005 and 2004


                                                      2005       2004
                                                    ---------  ---------
Cash flows from operating activities:
Net earnings                                      $   131,173    109,222
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                        3,000      5,000
    Change in commissions and fees receivable         225,360    138,411
    Change in other assets                             (4,073)   (16,763)
    Change in accounts payable                         (4,377)   (58,805)
    Change in commissions payable                    (169,719)  (139,465)
    Change in other liabilities                           618    (10,368)
                                                    ---------  ---------
        Net cash provided by operating
        activities                                    181,982     27,232
                                                    ---------  ---------
Cash flows from investing activities:
    Purchases of furniture, fixtures and
    equipment                                          (3,069)    (1,673)
    Change in certificates of deposit                    -       145,188
                                                    ---------  ---------

        Net cash provided (used) by
        investing activities                           (3,069)   143,515

Cash flows from financing activities:
    Payment of preferred dividends                    (30,070)   (25,550)
    Acquisition of treasury stock                      (6,000)      -
    Proceeds from exercise of stock options              -        60,000
                                                    ---------  ---------

        Net cash provided (used) by
        financing activities                          (36,070)    34,450
                                                    ---------  ---------

        Net change in cash                            142,843    205,197

Cash at beginning of period                           873,443    523,627
                                                    ---------  ---------

Cash at end of period                            $  1,016,286    728,824
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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results of a full year's operations.

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

(2)  Stock-Based Compensation
     ------------------------

The  Company  sponsors  a  stock-based  compensation  plan.   The
Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net earnings, only to the extent that the option price is less than the market value at the grant date. Net earnings and earnings per share would not be different if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Item 2.
                   RAIKE FINANCIAL GROUP, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

  For the Quarters and Six Months Ended June 30, 2005 and 2004

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

Item 2.
                   RAIKE FINANCIAL GROUP, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS, continued

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 2005 AND 2004

Total revenue for the quarter ending June 30, 2005 increased by $2,245 to $1,684,851 from $1,682,606 for the comparable period in 2004, essentially unchanged.

Commission revenue increased by $28,506 or 2% to $1,415,070 from $1,386,564 for the comparable period in 2004. This increase was principally due to an increase in transactional business in the second quarter of 2005.

Interest income decreased by $40,000 or 27% to $110,788 for quarter ended June 30, 2005 compared to the same period in 2004.
This decrease is due to the decreased interest from margin accounts and customer accounts held by our clearing agent.

Fees from clearing transaction charges and other income increased by $13,739 or 9% for the quarter ended June 30, 2005 compared to the same period in 2004. This increase was principally due an increase in transactional business in the second quarter of 2005.

Total operating expenses for the quarter ended June 30, 2005 increased by $62,242 or 4% to $1,625,665 from $1,563,423 for the same period in 2004. Expenses increased due to an increase in commissions paid to brokers, expenses associated with a sales meeting and other general administrative expenses.

Commissions  to brokers increased by $19,107 or 2% to  $1,248,728 for the quarter ended June 30, 2005 from $1,229,621 for the same period in the prior year. This increase coincides with the increase in commission revenue during the quarter.

Clearing costs decreased by $6,151 or 13% to $39,745 for the quarter ended June 30, 2005 from $45,896 for the same period in the prior year. As a percentage of commission income clearing costs were 2.8% in 2005 compared to 3.3% in 2004. This change is due to varying production levels by brokers with differing commission structures and the types of commissioned transactions.

Selling, general and administrative expense increased $49,286 or 17% to $337,192 for the quarter ended June 30, 2005 from $287,906 in the prior year. This increase was due primarily to increases in travel and meeting expenses related to the Company's sales meeting.

Net  earnings  were $59,186 for the quarter ended June  30,  2005 compared to net earnings of $119,183 for the same period in 2004.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Total revenue for the six months ended June 30, 2005 decreased by $344,574 or 8% to $3,895,667 from $4,240,241 for the comparable period in 2004.

Commission revenue decreased by $283,530 or 8% to $3,332,446 from $3,615,976 for the comparable period in 2004. The decrease was due to less favorable overall market conditions during the first six months of 2005.

Interest income decreased by $53,978 or 19% during the six months
ended  June  30, 2005 compared to the same period in 2004.   This
decrease is due to the decreased interest from margin accounts and customer accounts held by our clearing agent.

Fees from clearing transaction charges and other income decreased by $7,066 or 2% for the six months ended June 30, 2005 compared to the same period in 2004. This decrease was principally due to a decrease in transactional business during the second quarter.

                   RAIKE FINANCIAL GROUP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS, continued

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 AND 2004, continued

Total  operating expenses for the six months ended June 30,  2005 decreased by $366,525 or 9% to $3,764,494 from $4,131,019 for the same period in 2004.

Commissions to brokers decreased by $264,179 or 8% to $2,954,307 for the six months ended June 30, 2005 from $3,218,486 in the prior year. This decrease is attributable to the decreased sales volume during the second quarter, due to overall unfavorable market conditions.

Clearing costs decreased by $17,107 or 17% to $83,891 for the six months ended June 30, 2005 from $100,998 in the prior year. As a percentage of commission income clearing costs were 2.5% in 2005 compared to 2.8% in 2004. This change is due to varying production levels by brokers with differing commission structures and the types of commissioned transactions.

Selling, general and administrative expense decreased $5,330 to $718,225 for the six months ended June 30, 2005 from $723,555 in the prior year. This change was due primarily to increases in travel and meeting expenses related to the Company's sales meeting held in the second quarter of 2005, offset by decreases in consulting and legal and professional fees.

Our net earnings were $131,173 for the six months ended June 30, 2005 compared to net earnings of $109,222 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at June 30, 2005 were $1,299,556.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule, we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at June 30, 2005 was $1,166,795 and our ratio of aggregate indebtedness to net capital was .46 to 1.

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

The Company's cash and cash equivalents increased by $142,843 to $1,016,286 679as of June 30, 2005, from $873,443 as of December
31, 2004. This increase was due to cash provided by operating activities of $181,982, offset by decreases in cash for purchases of fixed assets of $3,069 and a decrease in cash from financing activities of $36,070.

The lease for our office space expires in November 2005, and we are currently exploring options for our future office space requirements. These options include potentially leasing or buying space in a different location, or renewing our operating lease with our current lessor. We have entered into a tentative purchase contract to acquire 7,200 square feet of office space for approximately $1.2 million. This potential new office site is located approximately two miles from our current location. This tentative purchase contract is subject to customary due diligence including appraisal, inspection and financing.

                   RAIKE FINANCIAL GROUP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS, continued

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

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


      Currently, the Company has  no  pending claims  by   retail
      customers of the Company, nor any regulatory actions or pending investigations.

      The   Company  has  pending  an  arbitration   action   and
      outstanding award against a former independent contractor for the collection of monies due the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds

      Not applicable.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      The  2005 Annual Meeting of Shareholders was  held on April
      25, 2005.

      Election of Directors

        The following are the results of the votes cast by shareholders present at the 2005 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2006 Annual Meeting of Shareholders:

                                   For         Withhold
                                   ---         --------

        William J. Raike, III   14,537,000        -
        Morris L. Brunson       14,537,000        -
        William D. Bertsche     14,537,000        -
        Geoffrey T. Chalmers    14,537,000        -
        Melissa L. Whitley      14,537,000        -
        Chris Casdia            14,537,000        -

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

                                    RAIKE FINANCIAL GROUP, INC.




Date: August 5, 2005                By:/S/WILLIAM J. RAIKE, III
                                       --------------------------
                                       William J. Raike, III
                                       President, Chief Executive
                                       Officer and Director




Date: August 5, 2005                By:/S/MELISSA L. WHITLEY
                                       --------------------------
                                       Melissa L. Whitley
                                       Chief Financial and
                                       Accounting Officer