Form 10QSB
period 2005-09-30
RAIKE FINANCIAL GROUP INC/GA
filed 2005-11-14
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 2005

                               OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from _____________ to ___________

                Commission file number 000-32997

                   Raike Financial Group, Inc.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

       Georgia                         6211                 58-2161804
 -------------------------         -----------------       ---------------
(State  of Jurisdiction of    (Primary Standard Industrial  (I.R.S. Employer
Incorporation or organization) Classification Code Number) Identification No.)


     275 Parkway 575 Suite 100
       Woodstock, Georgia                                     30188
  ------------------------------                             --------
 (Address of principal executive                            (Zip Code)
            offices)

                          770-516-6996
                        ----------------
                       (Telephone Number)


                         Not Applicable
                   ---------------------------
                  (Former name, former address
                     and former fiscal year,
                  if changed since last report)

   Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X       NO
                            ---          ---

   Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).        Yes   X  No
                                                  ---       ---
              APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes  of  common  equity, as of the latest  practicable  date:
17,941,772    shares of common stock, $.01 par value  per  share,
issued and outstanding as of  November 3, 2005.

    Transitional Small Business Disclosure Format (check one):

                                       YES           NO  XX
                                           ----         ----

                   RAIKE FINANCIAL GROUP, INC.

                              INDEX

                                                                        Page
No.

PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements                                            3

          Balance Sheet (unaudited) at September 30, 2005                 3

          Statements of Operations (unaudited) for the Three
           Months and the Nine Months Ended September 30, 2005 and 2004   4

          Statements of Cash Flows (unaudited) for the Nine
           Months Ended September 30, 2005 and 2004                       5

          Notes to Financial Statements (unaudited)                       6

  Item 2. Management's Discussion and Analysis or Plan of Operation       7

  Item 3. Controls and Procedures                                        11

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                              12

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    12

  Item 3. Defaults Upon Senior Securities                                12

  Item 4. Submission of Matters to a Vote of Security Holders            12

  Item 5. Other Information                                              12

  Item 6. Exhibits                                                       12














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

<PAGE


                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       RAIKE FINANCIAL GROUP, INC.

                            Balance Sheet
                             (unaudited)

                         September 30, 2005


                                  Assets
                                  ------
Cash and cash equivalents                                $  1,046,751
Clearing deposit                                              125,000
Commissions receivable                                        615,807
Furniture, fixtures, and equipment, net                        13,294
Other assets                                                  113,697
                                                         ------------

                                                         $  1,914,549
                                                         ============

                       Liabilities and Shareholders' Equity
                       ------------------------------------
Liabilities:
   Accounts payable                                      $     28,647
   Commissions payable                                        446,726
   Preferred dividends payable                                 15,137
   Other liabilities                                           26,611
                                                         ------------

           Total Liabilities                                  517,121
                                                         ------------
Shareholders' Equity:
   Convertible cumulative preferred stock
     of $.01 par value; 5,000,000 shares authorized;
     86,500 shares issued and outstanding                         865
   Common stock of $.01 par value;
     50,000,000 shares authorized;
     17,941,772 shares issued                                 179,418
Additional paid-in capital                                  3,351,227
Accumulated deficit                                        (1,982,676)
Treasury stock 300,000 shares                                (151,406)
                                                         ------------

           Total Shareholders' Equity                       1,397,428
                                                         ------------

                                                         $  1,914,549
                                                         ============



See accompanying notes to unaudited financial statements.

<PAGE



                    RAIKE FINANCIAL GROUP, INC.

                     Statements of Earnings
                           (unaudited)

For the Three Months and the Nine Months Ended September 30, 2005 and 2004

                                                             Three Months                   Nine Months
                                                         Ended September 30              Ended September 30

                                                        2005            2004            2005            2004
                                                        ----            ----            ----            ----
Operating income:
   Commissions                                     $   1,705,070       1,166,886       5,037,517       4,782,861
   Interest income                                       122,082         121,278         354,777         407,953
   Other fees                                            184,304         196,720         514,829         534,311
                                                       ---------       ---------       ---------       ---------

           Total operating income                      2,011,456       1,484,884       5,907,123       5,725,125
                                                       ---------       ---------       ---------       ---------
Operating expenses:
   Commissions to brokers                              1,512,040       1,039,676       4,466,346       4,258,162
   Clearing costs                                         44,143          45,277         128,034         146,275
   Selling, general and administrative expenses          340,745         265,900       1,058,970         989,455
   Settlement of arbitration                               1,519          17,297           9,591         105,277
                                                       ---------       ---------       ---------       ---------

           Total operating expenses                    1,898,447        1,368,150      5,662,941       5,499,169
                                                       ---------

           Net earnings                            $     113,009          116,734        244,182         225,956
                                                       =========       ==========      =========       =========

Basic and diluted earnings per share               $        0.01             0.01           0.01            0.01
                                                       =========       ==========      =========       =========










See accompanying notes to unaudited financial statements.

<PAGE


                   RAIKE FINANCIAL GROUP, INC.

                    Statements of Cash Flows
                         (unaudited)

      For the Nine Months Ended September 30, 2005 and 2004


                                                                   2005           2004
                                                                   ----           ----
Cash flows from operating activities:
  Net earnings                                                  $   244,182        225,956
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation                                                     4,500          7,500
     Change in commissions and fees receivable                      171,743        144,518
     Change in other assets                                             197        (55,317)
     Change in accounts payable                                      (4,090)       (56,969)
     Change in commissions payable                                 (173,889)      (165,038)
     Change in other liabilities                                         78        (51,430)
                                                                 ----------     ----------

           Net cash provided by operating activities                242,721         49,220
                                                                 ----------     ----------
Cash flows from investing activities:
  Change in certificates of deposit                                       -        105,188
  Purchases of furniture, fixtures and equipment                     (3,069)        (3,188)
                                                                 ----------     ----------

           Net cash provided (used) by investing activities          (3,069)       102,000
                                                                 ----------     ----------

Cash flows from financing activities:
   Proceeds from sale of preferred stock                                  -        130,000
   Proceeds from exercise of stock options                                -         60,000
   Purchase of treasury stock                                        (6,000)       (55,556)
   Payment of preferred dividends                                   (60,344)       (51,273)
                                                                 ----------     ----------

           Net cash provided (used) by financing activities         (66,344)        83,171
                                                                 ----------     ----------

           Net change in cash                                       173,308        234,391

Cash at beginning of period                                         873,443        523,627
                                                                 ----------     ----------

Cash at end of period                                           $ 1,046,751        758,018
                                                                  =========     ==========














See accompanying notes to unaudited financial statements.

<PAGE



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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results of a full year's operations.

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

<PAGE



Item 2.
                   RAIKE FINANCIAL GROUP, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the Three Months and Nine Months Ended September 30, 2005 and 2004


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

<PAGE



Item 2.
                   RAIKE FINANCIAL GROUP, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

 For the Three Months and Nine Months Ended September 30, 2005 and 2004


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Total revenue for the quarter ended September 30, 2005 increased by $526,572 or by 35% to $2,011,456 from $1,484,884 for the comparable period in 2004.

Commission  revenue increased by $538,184 or  46%  to  $1,705,070 from $1,166,886 for the comparable period in 2004. This increase was principally due to an increase in transactional business in the third quarter of 2005.

Interest income increased by $804 or 1% during the quarter  ended
September  30,  2005 compared to the same period in  2004.   This
slight increase is due to the increased interest from margin accounts and customer accounts held by our clearing agent.

Fees from clearing transaction charges and other income decreased by $12,416 or 6% for the quarter ended September 30, 2005 compared to the same period in 2004. This decrease was principally due to timing of billing and collection of the annual maintenance fees. In prior year, fees were accrued in the quarter ending September 2004. This year, the fee will be charged in the quarter ending December 31, 2005.

Total operating expenses for the quarter ended September 30, 2005 increased by $530,297 or 39% to $1,898,447 from $1,368,150 for the same period in 2004. Total expenses increased due to an increase in commissions paid to brokers, and expenses associated with general administrative expenses.

Commissions to brokers increased by $472,364 or 45% to $1,512,040 for  the quarter ended September 30, 2005 from $1,039,676 in  the
prior  year.   This  increase  coincides  with  the  increase  in
commission revenue during the quarter.

Clearing costs decreased by $1,134 or 3% to $44,143 for the quarter ended September 30, 2005 from $45,277 in the prior year. As a percentage of commission income clearing costs were 2.6% in 2005 compared to 3.9% in 2004. This change is due to changes in the types of fees passed on by the clearing firm.

Selling, general and administrative expense increased $74,845 or 28% to $340,745 for the quarter ended September 30, 2005 from $265,900 in the prior year. This increase was due primarily to increases in insurance premiums and consulting, postage, printing, and marketing expenses.

During   the  quarter  ended  September  30,  2005,  the  Company
experienced decreased expenses relating to the settlement of various arbitration matters by $15,778 or 91% to $1,519 from $17,297 in the prior year.

Net earnings were $113,009 for the quarter ended September 30, 2005 compared to net earnings of $116,734 for the same period in 2004.

<PAGE



Item 2.
                   RAIKE FINANCIAL GROUP, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
                            continued

For the Three Months and Nine Months Ended September 30, 2005 and 2004

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 AND  2004


Total  revenue  for  the  nine months ended  September  30,  2005 increased by $181,998 or 3% to $5,907,123 from $5,725,125 for the comparable period in 2004.

Commission revenue increased by $254,656 or 5% to $5,037,517 from $4,782,861 for the comparable period in 2004.
This increase was principally due to an increase in transactional business during the period.

Interest  income  decreased by $53,176 or  13%  during  the  nine months  ended September 30, 2005 compared to the same  period  in
2004.   This decrease is due to the downward trend in the  amount
of customer margin accounts held by our clearing agent.

Fees from clearing transaction charges and other income decreased by $19,482 or 4% to $514,829 from $534,311 for the nine months ended September 30, 2005 compared to the same period in 2004. This decrease was principally due to the timing of the billing and collection of annual maintenance fees. In prior year, fees were accrued in the quarter ending September 2004. This year, the fee will be charged in the quarter ending December 31, 2005.

Total operating expenses for the nine months ended September  30,
2005  increased  by $163,772 or 3% to $5,662,941 from  $5,499,169 for the same period in 2004.

Commissions to brokers increased by $208,184 or 5% to  $4,466,346 for the nine months ended September 30, 2005 from $4,258,162 in the prior year. This increase coincides with the increase in commission revenue during the quarter.

Clearing costs decreased by $18,241 or 12% to $128,034 for the nine months ended September 30, 2005 from $146,275 in the prior year. As a percentage of commission income clearing costs were 2.5% in 2005 compared to 3.1% in 2004. This change is due to changes in the types of fees passed on by the clearing firm. Selling, general and administrative expense increased $69,515 or 7% to $1,058,970 for the nine months ended September 30, 2005 from $989,455 in the prior year. This increase was due primarily to increases in insurance premiums and consulting, postage, printing, and marketing expenses.

During   the  period  ending  September  30,  2005,  the  Company
decreased   expenses  relating  to  the  settlement  of   various
arbitration matters by $95,686 or 91% to 9,591 from $105,277 in the prior year.

Net  earnings  were $244,182 for the nine months ended  September
30, 2005 compared to net earnings of $225,956 for the same period in 2004.

<PAGE


Item 2.
                   RAIKE FINANCIAL GROUP, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

For the Three Months and Nine Months Ended September 30, 2005 and 2004



LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at September 30, 2005 were $1,397,428.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at September 30, 2005 was $1,270,045 and our ratio of aggregate indebtedness to net capital was .41 to 1.

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

The Company's cash and cash equivalents increased by $173,308 to $1,046,751 679as of September 30, 2005, from $873,443 as of
December 31, 2004. This increase was due to cash provided by operating activities of $242,721, offset by decreases in cash for purchases of fixed assets of $3,069 and a decrease in cash from financing activities of $66,344, which is due primarily to the payment of dividends on our preferred stock.

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

<PAGE

                   RAIKE FINANCIAL GROUP, INC.


Item 3.   Controls and Procedures
          -----------------------

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

<PAGE



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

<PAGE


                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RAIKE FINANCIAL GROUP, INC.




Date: November 11, 2005                By:/S/WILLIAM J. RAIKE, III
                                          --------------------------
                                          William J. Raike, III
                                          President, Chief Executive
                                          Officer and Director




Date:November 11, 2005                 By:/S/MELISSA L. WHITLEY
                                          --------------------------
                                           Melissa L. Whitley
                                           Chief Financial and
                                           Accounting Officer

<PAGE