Form 10KSB
period 2005-12-31
RAIKE FINANCIAL GROUP INC/GA
filed 2006-03-24
CIK 1095373

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

[X]      Annual report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For fiscal year ended December 31, 2005

[ ]      Transition report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from ____________ to ____________

         Commission file number ___________

                      RAIKE FINANCIAL GROUP, INC
           ----------------------------------------------
           (Name of small business issuer in its charter)

          Georgia                                    58-2161804
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

117 Towne Lake Parkway, Suite 200, Woodstock, GA            30188
------------------------------------------------          ----------
   (Address of Principal Executive Offices)               (Zip Code)

Issuer's telephone number (770) 516-6996

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant
to Section 13 or 15(d) of the Exchange Act.      [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for past 90 days.    Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                   [ ]

Indicate  by checkmark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act)

              Yes  [ ]                      No  [X]

State issuer's revenues for its most recent fiscal year:  $8,022,361

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $823,693 as of February 24, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
17,641,772 as of March 1, 2006

            DOCUMENTS INCORPORATED BY REFERENCE - N/A

Transitional Small Business Disclosure format (check  one):

              Yes  [ ]                      No  [X]

                        TABLE OF CONTENTS


PART I                                                           3
  ITEM 1.  DESCRIPTION OF BUSINESS                               3
  ITEM 2.  DESCRIPTION OF PROPERTY                               7
  ITEM 3.  LEGAL PROCEEDINGS                                     8
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   8
PART II                                                          8
  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS                                               8
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                   9
  ITEM 7.  FINANCIAL STATEMENTS                                 11
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                  24
  ITEM 8A. CONTROLS AND PROCEDURES                              24
  ITEM 8B. OTHER INFORMATION                                    24
PART III                                                        24
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
           THE EXCHANGE ACT                                     24
  ITEM 10. EXECUTIVE COMPENSATION                               26
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS           26
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       27
  ITEM 13. EXHIBITS                                             27
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES               27

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

* The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; and

* The effects of competition from other financial institutions and financial service providers operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering products and services by mail, telephone, and computer and the Internet.

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

Our Company headquarters is at 117 Towne Lake Parkway Suite 200, Woodstock, GA 30188, and our telephone number is (770) 516-6996. We maintain branch and other offices in a number of other jurisdictions and a complement of approximately 70 independent retail brokers. Our SEC net capital position as of December 31, 2005 and 2004 was $1,160,099 and $1,076,039, respectively.

From our beginnings in May of 1995, our annual revenues are as follows:

          Year        Revenues       No. of Reps.
          ----        --------       ------------
          1995       $   221,476          19
          1996       $   793,309          19
          1997       $ 1,907,486          50
          1998       $ 3,507,000          75
          1999       $ 5,987,067         100
          2000       $ 9,741,567          90
          2001       $ 5,959,712          77
          2002       $ 5,787,621          74
          2003       $ 8,341,118          69
          2004       $ 8,071,847          68
          2005       $ 8,022,361          71


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

SECURITIES SALES SERVICES

We are an NASD member broker-dealer providing securities sales services through a network of "independent contractor" registered representatives to several thousand retail clients. These representatives primarily retail stocks, mutual funds, variable annuities and variable life insurance products, managed account and other investment advisory and financial planning products and services. Commissions are charged on the sale of securities products, of which a percentage is shared with the representatives. Over 90% of our revenue during 2005 and 2004 has been derived from these securities sales services.

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

INTERNET TRADING

Trading investments on the Internet has become a standard among many investors. We believe that this method of trading will grow. We created our Woodstock Discount Brokerage Division ("Woodstock") in early 1998 to participate in this growth area as well as to diversify the firm's operations and assets. This capacity to offer Internet trading complements our full service business by attracting cost conscious investors who normally would not have been interested in the firm. This in turn enhances our ability to "cross market" other products and services specifically tailored to meet the Internet needs of our clients. As the information age continues to integrate our lives, new Internet business opportunities will arise and we hope to make these opportunities a large part of our growth. In doing so, Internet trading will give clients more opportunity to trade directly as well as allow for the electronic delivery of documents and information.

Through the Woodstock site, investors have the opportunity to execute a trade at a cost which is competitive with the deep discount on-line brokerage firms. Since as a broker/dealer we already have the facilities in place to do this, this does not add a great deal of expense. All clearing services are provided by the firm's clearing agent and total cost of operations is minimal. The firm plans to enhance the site and provide several more products and services.

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

The services of the Clearing Agent include billing, credit control and receipt, and custody and delivery of securities. The Clearing Agent provides the operational support necessary to process, record and maintain securities transactions for our brokerage and distribution activities. The total cost of the Clearing Agent's services is closely monitored to determine the feasibility of our providing these services ourselves.

The Clearing Agent lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of our clearing agreement, we indemnify the Clearing Agent for any loss on these credit arrangements. We have implemented policies to avoid possible defaults on margin loans in the increased supervision of customers with margin loans. Margin interest for the years ending December 31, 2005 and 2004 was approximately 5.5% and 6.3%, respectively, of revenues.

REGULATION

The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the SEC and various state agencies and self-regulatory organizations, such as NASD Regulation, Inc. ("NASDR"), an arm of the NASD. We are registered as a broker-dealer with the SEC and are a member firm of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASDR, which has been designated by the SEC as the Company's primary regulator. NASDR adopts rules (which are subject to approval by the SEC) that govern NASD members and conducts periodic examinations of member firms' operations. We are also subject to regulation as a broker-dealer and investment advisor by state securities administrators in those states in which we conduct business.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and reporting, continuing education and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers.

The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the integrity of the securities markets.

Our mutual fund distribution business is subject to extensive regulation as to duties, affiliations, conduct and limitations on fees under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the "1940 Act"), and the regulations of NASDR. As discussed above, the Company is an NASDR member. NASDR has prescribed rules (Rule 2830 of the NASDR Conduct Rules) with respect to maximum commissions, charges and fees related to investment in any open-end investment company registered under the 1940 Act.

NET CAPITAL REQUIREMENTS

As a registered broker-dealer and a member firm of NASDR, we are subject to the net capital rule of the SEC. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively.

Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. We have elected to compute our net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. Our required minimum net capital is now $100,000. As of December 31, 2005, we had NASD reported net capital of $1,160,099 and our ratio of aggregate indebtedness to net capital was .54 to 1.

Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the SEC and other regulatory bodies and ultimately may require its liquidation. We have met or exceeded all net capital requirements since the Company was started. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than a specified percentage of the minimum net capital requirement. Compliance with the net capital rule could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital, which in turn, could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.

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

PERSONNEL

At December 31, 2005, we had 7 full-time employees in addition to
approximately  71  registered  representatives.   None   of   our
personnel is covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are located at 117 Towne Lake Parkway, Suite 200, Woodstock, Georgia 30188 where the Company has entered into a purchase contract to acquire 7,200 square feet of office space for approximately $1.2 million, scheduled for a March 2006 closing.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company has been named as respondent in certain arbitrations that allege violations of securities laws and claim substantial damages.

As of March 1, 2006, there are no claims pending by retail customers of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    (a)  The Company's Common Stock is traded on the NASDAQ OTC
         Bulletin Board under the symbol "RKFG".

    (b)  Not applicable.

    (c)  Not applicable.

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

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2005 and 2004

Total revenue for the year ended December 31, 2005 decreased by $49,487 or 0.6% to $8,022,361 from $8,071,848 for the comparable period in 2004.

Commission revenue decreased by $42,218 or 0.6% to $6,810,664 from $6,852,882 for the comparable period in 2004. The decrease was due to decreases in retail, options and mutual fund trading activity, which was partially offset by increases in insurance commissions and municipal trades.

Interest income decreased by $48,559 or 9.5% to $463,289 for the year ended December 31, 2005 from $511,848 compared to the same period in 2004. This decrease is due to the decrease in interest from margin accounts and customer accounts held by our clearing agent.

Fees from clearing transaction charges and other income increased by $41,290 or 5.8% to $748,408 for the year ended December 31, 2005 from $707,118 for the same period in 2004. This increase is due primarily to an increase in fees from transactional business.

Total  operating  expenses for the year ended December  31,  2005 increased by $20,688 to $7,769,205 from $7,748,517 for the same period in 2004.

Commissions to brokers decreased by $73,269 to $6,035,262 for the year ended December 31, 2005 from $6,108,531 in the prior year.
This decrease corresponds to the decrease in commission revenues.

Clearing costs decreased by $27,001 or 13.3% to $175,494 for the year ended December 31, 2005 from $202,495 in the prior year. As a percentage of commission income clearing costs were 2.6% in 2005 compared to 3.0% in 2004.

Selling, general and administrative expense increased $243,890 or 18.9% to $1,534,657 for the year ended December 31, 2005 compared to $1,290,767 in the prior year. This increase is primarily due to the company purchasing an errors and omissions policy for a premium of $120,000 in 2005. Also in 2005, the Company recognized expense of $88,469 as a result of forgiven promissory notes with registered representatives. The remaining increase in expense relates to increases in travel and meeting expenses related to the Company's sales meeting in the second quarter of 2005.

Settlement and arbitration expense decreased $122,932 or 83.8% to $23,792 for the year ended December 31, 2005 compared to $146,724 in the prior year.

The Company recorded no income tax expense or benefit for the years ended December 31, 2005 and 2004. We have a net operating loss carryforward as of December 31, 2005 that is dependent upon future taxable income.

Net  earnings were $253,156 for the year ended December 31,  2005 compared to net earnings of $323,331 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at December 31, 2005 were $1,391,266.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at December 31, 2005 was $1,160,099 and our ratio of aggregate indebtedness to net capital was .54 to 1.

Historically, we have financed our operations through cash flow from operations and the private placement of equity securities.
We have not employed any significant leverage or debt.

During 2005 and 2004, the Company leased its office space under an operating lease agreement that expired on November 30, 2005. The Company remained in the leased office space, paying rent on a month-to-month basis in December 2005 and January 2006. Rent expense was $54,000 in 2005 and 2004.

On July 5, 2005, the Company entered into a commercial purchase and sale agreement for the purchase of a portion of an office building. The total commitment amount for this purchase is approximately $1,252,000 of which approximately $150,000 has been paid as a deposit as of December 31, 2005. The Company occupied this new office space in January 2006. The Company intends to finance this purchase with a $1,000,000 loan with a 5-year balloon amortized on a 25-year basis. The interest rate will be determined at closing, and is based on the FHLB long term mortgage rate plus 300 basis points.

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

In August 2004, the Company acquired a total of 160,000 shares of its common stock at a cost of $55,556. Also, in December 2004, the Company acquired 40,000 and 10,000 shares in two separate transactions for a cost of $14,000 and $1,600, respectively. In May 2005, the Company acquired 30,000 shares of its common stock at a cost of $6,000.

The Company's cash and cash equivalents increased by $68,002 to $941,445 as of December 31, 2005, from $873,443 as of December 31, 2004. This increase was due to cash provided by operating activities of $333,163, cash used in investing activities of $198,817, and cash used in financing activities of $66,344. For more information on the cash flows of the Company, please see the statement of cash flows included in the Company's financial statements appearing elsewhere herein.

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

ITEM 7.   FINANCIAL STATEMENTS

    The following financial statements are included herein:

    Report of Independent Registered Public Accounting Firm

    Balance Sheets as of December 31, 2005 and 2004

    Statements of Earnings for the years ended December 31, 2005 and 2004

    Statements of Shareholders' Equity for the years ended
    December 31, 2005 and 2004

    Statements of Cash Flows for the years ended December 31, 2005 and 2004

    Notes to Financial Statements

    Supplemental Schedule - Computation of Net

    Capital Under Rule 15c3-1 of the Securities and Exchange
    Commission

     Report of Independent Registered Public Accounting Firm





To the Shareholders
Raike Financial Group, Inc.:

We have audited the balance sheets of Raike Financial Group, Inc. as of December 31, 2005 and 2004, and the related statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raike Financial Group, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                   /s/PORTER KEADLE MOORE, LLP



Atlanta, Georgia
February 14, 2006

                   RAIKE FINANCIAL GROUP, INC.

                         Balance Sheets

                   December 31, 2005 and 2004

                                                       2005          2004
                                                    -----------   -----------
                             Assets
                             ------
Cash and cash equivalents                         $     941,445       873,443
Clearing deposit                                        125,000       125,000
Furniture, fixtures, and equipment, at cost,
 net of accumulated depreciation of $80,317
 and $73,648, respectively                               55,818        14,725
Deposit on premises                                     150,499          -
Commissions receivable                                  721,982       787,550
Due from brokers                                         15,340       110,357
Other assets                                              8,850         3,537
                                                    -----------   -----------
                                                    $ 2,018,934   $ 1,914,612
                                                    ===========   ===========

           Liabilities and Shareholders' Equity
           ------------------------------------

Liabilities:
  Accounts payable                                $      36,611        32,737
  Commissions payable                                   559,221       620,615
  Preferred dividends payable                            30,274        30,070
  Other liabilities                                       1,562        26,532
                                                    -----------   -----------
               Total liabilities                        627,668       709,954
                                                    -----------   -----------

Commitments

Shareholders' equity:
  Series A preferred stock of $.01 par value;
    5,000,000 shares authorized, 86,500 shares
    issued and outstanding, (liquidation value
    of $865,000)                                            865           865
  Common stock of $.01 par value; 50,000,000
    shares authorized; 17,941,772 shares issued         179,418       179,418
  Additional paid-in capital                          3,351,228     3,351,228
  Accumulated deficit                                (1,988,839)   (2,181,447)
  Treasury stock; 300,000 and 270,000 shares,
    respectively                                       (151,406)     (145,406)
                                                    -----------   -----------
               Total shareholders' equity             1,391,266     1,204,658
                                                    -----------   -----------

                                                  $   2,018,934      1,914,612
                                                    ===========   ===========










See accompanying notes to financial statements.

                   RAIKE FINANCIAL GROUP, INC.

                     Statements of Earnings

         For the Years Ended December 31, 2005 and 2004

                                                       2005          2004
                                                    -----------   -----------

Operating income:
  Commissions                                     $   6,810,664     6,852,882
  Interest and dividends                                463,289       511,848
  Other fees and income                                 748,408       707,118
                                                    -----------   -----------
               Total operating income                 8,022,361     8,071,848
                                                    -----------   -----------

Operating expenses:
  Commissions to brokers                              6,035,262     6,108,531
  Clearing costs                                        175,494       202,495
  Selling, general and administrative expenses        1,534,657     1,290,767
  Settlements of arbitration matters                     23,792       146,724
                                                    -----------   -----------

               Total operating expenses               7,769,205     7,748,517
                                                    -----------   -----------

Net earnings                                      $     253,156       323,331
                                                    -----------   -----------

Net earnings per share, based on weighted
  average shares outstanding of 17,652,868 in
  2005 and 17,785,919 in 2004                     $         .01           .02
                                                    ===========   ===========


























See accompanying notes to financial statements.

                   RAIKE FINANCIAL GROUP, INC.

               Statements of Shareholders' Equity

         For the Years Ended December 31, 2005 and 2004




                                                        Additional                                Total
                                 Preferred    Common     Paid-In     Accumulated   Treasury   Shareholders'
                                   Stock       Stock     Capital       Deficit       Stock        Equity
                                 ---------   ---------  ----------   -----------   --------   -------------

Balance at December 31, 2003    $      735     176,418   3,164,358    (2,448,985)   (74,250)        818,276

Proceeds from private placement
  stock sales                          130           -     129,870             -          -         130,000
Preferred dividends                      -           -           -       (55,793)         -         (55,793)
Stock award                              -       3,000      57,000             -          -          60,000
Purchase of treasury stock               -           -           -             -    (71,156)        (71,156)
Net earnings                             -           -           -       323,331          -         323,331
                                 ---------   ---------  ----------   -----------   --------   -------------
Balance at December 31, 2004           865     179,418   3,351,228    (2,181,447)  (145,406)      1,204,658

Preferred dividends                      -           -           -       (60,548)         -         (60,548)
Purchase of treasury stock               -           -           -             -     (6,000)         (6,000)
Net earnings                             -           -           -       253,156          -         253,156
                                 ---------   ---------  ----------   -----------   --------   -------------
Balance at December 31, 2005    $      865     179,418   3,351,228    (1,988,839)  (151,406)      1,391,266
                                 =========   =========  ==========   ===========   ========   =============































See accompanying notes to financial statements.

                   RAIKE FINANCIAL GROUP, INC.

                    Statements of Cash Flows

         For the Years Ended December 31, 2005 and 2004

                                                            2005          2004
                                                         -----------   -----------

Cash flows from operating activities:
  Net earnings                                         $     253,156       323,331
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation                                               7,225        10,000
    Compensation expense related to stock awards                   -        60,000
    Change in commissions receivable                          65,568      (166,330)
    Change in due from brokers                                95,017      (108,127)
    Change in other assets                                    (5,313)        2,453
    Change in accounts payable                                 3,874       (50,014)
    Change in commissions payable                            (61,394)      140,681
    Change in other liabilities                              (24,970)      (46,629)
                                                         -----------   -----------
       Net cash provided by operating activities             333,163       165,365
                                                         -----------   -----------

Cash flows from investing activities:
  Purchases of furniture, fixtures and equipment             (48,318)       (3,330)
  Deposit on premises                                       (150,499)            -
  Change in certificate of deposit                                 -       145,188
  Change in restricted cash                                        -        40,000
                                                         -----------   -----------
       Net cash provided (used) by investing
       activities                                           (198,817)      181,858
                                                         -----------   -----------

Cash flows from financing activities:
  Repayment of advances from shareholder                           -        (4,979)
  Proceeds from private placement stock sales                      -       130,000
  Cash dividends paid on preferred stock                     (60,344)      (51,272)
  Purchase of treasury stock                                  (6,000)      (71,156)
                                                         -----------   -----------
        Net cash provided (used) by financing
        activities                                           (66,344)        2,593
                                                         -----------   -----------

        Net change in cash                                    68,002       349,816

Cash at beginning of year                                    873,443       523,627
                                                         -----------   -----------

Cash at end of year                                    $     941,445       873,443
                                                         -----------   -----------

Supplemental disclosure of cash paid for interest      $          20            96

Supplemental disclosure of non-cash financing
activities:
  Issuance of stock awards                             $           -        60,000
  Change in preferred dividends payable                $         204         4,521





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

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flow, the Company considers all investments with an original maturity of three months or less to be a cash equivalent. As of December 31, 2005 and 2004, the Company maintained cash balances with financial institutions and brokerage companies totaling $761,999 and $698,443, respectively, that exceeded the Federal deposit insurance limits.

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

                   RAIKE FINANCIAL GROUP, INC.

(1)  Description of Business and Summary of Significant
     Accounting Policies, continued
     --------------------------------------------------

     Net Earnings Per Share
     ----------------------
     The Company is required to report net earnings per share on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the Company must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share." During the years ended December 31, 2005 and 2004, the Company had potential common stock issuances outstanding totaling 865,000 shares related to preferred stock and warrants. However, the effect of these potential common stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances have been excluded from the computation of net earnings per share for each year. Presented below is a summary of earnings per share for the years ended December 31, 2005 and 2004:

                                             2005         2004
                                          ----------   ----------

     Weighted average common shares
     outstanding                          17,652,868   17,785,919

     Net earnings                       $    253,156      323,331
     Preferred stock dividend                (60,548)     (55,793)
                                          ==========   ==========

     Net earnings attributable to
     common shareholders                $    192,608      267,538
                                          ==========   ==========

     Net earnings per common share      $        .01          .02
                                          ==========   ==========

     Stock-Based Compensation
     ------------------------
     The Company sponsors a stock-based compensation plan, which is described more fully in Note 6. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost is reflected in net income only to the extent that the option price is less than the market value at the grant date. Net earnings and earnings per share would not be different if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. During 2005 and 2004, the Company recognized no compensation expense related to this plan and there were no options granted during either year. Additionally, during 2004 the Company awarded 300,000 shares of its common stock. Of these shares, 250,000 shares were awarded to independent contractor financial professionals for their long-term dedication and commitment to the Company. The remaining 50,000 shares were awarded to a third party that provided investor relations and other services to the Company in connection with a service agreement. The stock awards resulted in $60,000 of expense to the Company. This expense was recognized based on the fair value of the shares issued.

     Recent Accounting Pronouncements
     --------------------------------
     Accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

(2)  Related Party Transactions
     --------------------------
     The majority shareholder receives consulting fees in the amount of $130,000 annually. In addition, the Company pays a bonus equal to 2.5% of revenues to the majority shareholder. The majority shareholder's spouse also receives consulting fees of $120,000 annually. During the years ended December 31, 2005 and 2004, the majority
     shareholder  earned  a  bonus  of  $200,559  and   $201,796,
     respectively.

     In 2004, the Company entered into an agreement with Pea Pod Consulting Inc., which is owned by a member of the Company's Board of Directors. This agreement calls for annual consulting fees for services related to regulatory compliance and other operational issues totaling $84,000, of which a total of $84,000 was paid during 2005 and $27,462 was paid during 2004.

                   RAIKE FINANCIAL GROUP, INC.

(3)  Net Capital Requirements
     ------------------------
     The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2005, the Company had net capital of $1,160,099, which was $1,060,099 in excess of its required net capital of $100,000. The Company's net capital ratio was 0.54 to 1.

(4)  Income Taxes
     ------------
     The  components  of income tax expense for the  years  ended
     December 31, 2005 and 2004 are as follows:

                                             2005         2004
                                          ----------   ----------
     Current                            $          -            -
     Deferred                                 99,446     (121,952)
     Change in valuation allowance           (99,446)     121,952
                                          ----------   ----------
                                        $          -            -
                                          ==========   ==========

     The  difference  between  income  tax  expense  computed  by applying  the statutory federal income tax rate to  earnings before taxes for the years ended December 31, 2005 and  2004 is as follows:

                                             2005         2004
                                          ----------   ----------
     Pretax income at statutory rate    $     86,074      109,933
     State income tax, net of federal
       benefit                                10,126       12,933
     Other                                     3,246         (914)
     Change in valuation allowance           (99,446)    (121,952)
                                          ----------   ----------
                                        $          -            -
                                          ==========   ==========

     The following summarizes the components of deferred taxes at December 31, 2005 and 2004.

                                             2005         2004
                                          ----------   ----------
     Deferred income tax assets:
       Operating loss carryforwards     $    431,055      521,000
       Accrued expenses                            -        9,500
                                          ----------   ----------
         Total gross deferred income
         tax assets                          431,055      530,500
       Less valuation allowance             (431,055)    (530,500)
                                          ----------   ----------
       Net deferred tax asset           $          -            -
                                          ==========   ==========

     During 2005 and 2004, a valuation allowance was established for the entire amount of the net deferred tax asset, as the realization of the deferred tax asset is dependent on future taxable income.

     At December 31, 2005, the Company had net operating loss carryforwards for tax purposes of approximately $1,134,000, which will expire beginning in 2015 if not previously utilized.

                   RAIKE FINANCIAL GROUP, INC.

(5)  Selling, General and Administrative Expenses
     --------------------------------------------
     Components of selling, general and administrative expenses, which are greater than 1% of total revenues for the years, ended December 31, 2005 and 2004 are as follows:

                                             2005         2004
                                          ----------   ----------

        Consultant fees                 $    585,627      589,335
        Compensation                         237,006      254,804
        Errors & omissions insurance         120,019            -
        Legal and professional fees           75,968      144,065

(6)  Shareholders' Equity
     --------------------

     Stock Option Plan

     The Company sponsors an incentive stock option plan for the benefit of certain employees in order that they might purchase Company stock at a certain price. A total of 800,000 shares of the Company's common stock are reserved for possible issuance under this plan.

     There were no stock options granted during 2005 and 2004 and there were no stock options outstanding at December 31, 2005 or 2004.

     Perpetual Preferred Stock

     During 2004, the Company issued 13,000 shares of its Series A Preferred Stock ("Preferred Stock") for $130,000. During 2005, there was no Preferred Stock issued. The Preferred Stock pays a cumulative annual dividend of $.70 per share. Each share of Preferred Stock is convertible into five shares of common stock at the option of the holder. Each share of Preferred Stock is mandatorily convertible into five shares of common stock upon the filing of public offering registration statement or a change in control (as defined). The Company may redeem the Preferred Stock by giving 30-day's notice to the preferred stockholders for a redemption price of $10.00 per share, plus unpaid dividends through the redemption date. Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders. The Preferred Stock has no voting rights. As of December 31, 2005 and 2004, there were no preferred dividends in arrears.

     Warrants

     In connection with the issuance of the Company's Preferred Stock, the Company issued 216,250 Class A warrants and 216,250 Class B warrants. The Class A warrants allow each holder to purchase one share of common stock for $1.50 and expire on January 31, 2006 and the Class B warrants allow each holder to purchase one share of common stock for $2.50 and expire on January 31, 2007.

(7)  Employee Retirement Plan
     ------------------------
     Effective February 1, 2003, the Company established a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE IRA). Employees who receive at least $5,000 of compensation for the calendar year are eligible to participate. The Company matches employee contributions dollar for dollar up to three percent of the employee's compensation. Total contributions for any employee are limited by certain regulations. During 2005 and 2004, the Company contributed approximately $5,000 and $7,000, respectively, to the plan.

(8)  Commitments
     -----------
     During 2005 and 2004, the Company leased its office space under an operating lease agreement that expired on November 30, 2005. The Company remained in the leased office space, paying rent on a month-to-month basis in December 2005 and January 2006. Rent expense was $54,000 in 2005 and 2004.

                   RAIKE FINANCIAL GROUP, INC.

     ----------------------
     On July 5, 2005, the Company entered into a commercial purchase and sale agreement for the purchase of a portion of an office building. The total commitment amount for this purchase is approximately $1,252,000 of which approximately $150,000 has been paid as a deposit as of December 31, 2005. The Company occupied this new office space in January 2006. The Company intends to finance this purchase with a $1,000,000 loan with a 5-year balloon amortized on a 25-year basis. The interest rate will be determined at closing, and is based on the FHLB long term mortgage rate plus 300 basis points.

                          SUPPLEMENTAL

                            SCHEDULE

                   RAIKE FINANCIAL GROUP, INC.

                      Supplemental Schedule

         Computation of Net Capital Under Rule 15c3-1 of the Securities and Exchange Commission

                        December 31, 2005


Computation of Net Capital:
--------------------------

Total shareholders' equity                              $  1,391,266
Non-allowable assets                                        (230,506)
                                                         -----------

Tentative net capital                                      1,160,760
Haircuts                                                           -

Unsecured Debits                                                (661)
                                                         -----------
Net capital                                                1,160,099

Minimum net capital                                          100,000
                                                         -----------


    Excess net capital                                  $  1,060,099
                                                         ===========

Aggregate Indebtedness to Net Capital Ratio:
-------------------------------------------
Aggregate indebtedness                                  $    627,668
                                                         ===========

Net capital                                             $  1,160,099
                                                         ===========

Ratio                                                      0.54 to 1
                                                         ===========

Reconciliation with Company's computation of net
capital (included in Part II of its FOCUS report
as of December 31, 2005):
------------------------------------------------

Net capital, as reported in Part II (unaudited)
FOCUS report                                           $   1,286,865

Non-allowable assets                                        (150,499)

Audit adjustments, net                                        23,733
                                                         -----------

Net capital per above                                  $   1,160,099
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

ITEM 8B.  OTHER INFORMATION

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


NAME                           AGE       POSITION
William J. Raike, III          47        Chairman, President
                                         and CEO

Melissa L. Whitley             29        Treasurer, CFO and
                                         Director

Morris L. Brunson              66        Director

William D. Bertsche            61        Director

Christopher Casdia             36        COO and Director

Geoffrey T. Chalmers          70        Director


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

The Audit Committee consists of Morris Brunson.

The  Compensation  Committee  consists  of  Morris  Brunson,
William Raike, and William Bertsche.

     William J. Raike, III, Chairman, President and CEO

Mr. Raike has been licensed in the financial services industry for approximately 20 years. His brokerage career began as a financial representative in 1985 with an NASD member brokerage headquartered in Denver, Colorado. In 1988, Mr. Raike accepted a position as Vice President and Branch Manager of the Atlanta, Georgia regional office. Mr. Raike later joined Davenport & Company, a NYSE member firm headquartered in Richmond, Virginia and subsequently owned an independently operated branch office of an NASD member firm. Mr. Raike formed Raike Financial Group, Inc. in March of 1995 and was successful in growing the company from two registered representatives and approximately $200,000 in revenues to over 100 representatives and approximately $10,000,000 in revenues by year 2000. Mr. Raike currently holds positions as Chairman of the Board, Chief Executive Officer and President and is licensed with the Series 4 (Registered Options Principal), 7 (General Securities Representative), 24 (General Securities Principal), 55 (Equity Trader), 63 (State Securities License).


     Melissa L. Whitley, Treasurer, CFO and Director

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


     William D. Bertsche, Director

Mr. Bertsche was educated at Santa Rosa College in Santa Rosa, California and at River Falls College in Wisconsin. At an early age, Mr. Bertsche managed a family business in the dairy industry and since has managed private business ventures in the private security industry. He is an entrepreneur and has been self employed for the better part of his life and currently resides in Virginia.


     Christopher Casdia, COO and Director

Mr. Casdia is Raike Financial Group's Chief Operating Officer with responsibility for achieving short and long-term financial and operational goals for the Company. Prior to joining Raike Financial, Mr. Casdia was the branch manager of an equity day-trading firm. His responsibilities included managing the overall risk of equity exposure, educating and training traders, and branch office profit and loss financial statements. Prior to this, Mr. Casdia served as Chief Compliance Officer and Chief Financial Officer of Barron Chase Securities. Barron Chase served a niche market in the investment banking community and had many very successful Initial Public Offerings. With Barron Chase, Mr. Casdia was responsible for overall compliance with the firm policies and the SEC financial reports that are required of all broker-dealers. Mr. Casdia holds an MBA from Kennesaw State University.

     Geoffrey T. Chalmers, Director

Mr. Chalmers is a graduate of Harvard College and Columbia Law School. He has been a practicing attorney for over 35 years in corporate and securities law, having acted as general counsel to several public and private companies, including broker-dealers. He is engaged in private practice.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation of i) our
highest-paid  officer,  and  ii)  the  Company's   officers   or
directors as a group for the year ended December 31, 2005:

NAME OR IDENTITY OF GROUP         TITLE                   COMPENSATION

William J. Raike, III             Chairman, President     $    327,535
                                  and CEO

TOTAL SALARIES FOR THE YEAR
2005 OF OFFICERS AND DIRECTORS
AS A GROUP                                                $    258,250



ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

The following table sets forth the record ownership of our Common Stock as of December 31, 2005 as to (i) each person or entity who owns more than five percent (5%) of any class of our Securities (including those shares subject to outstanding options), (ii) each person named in the table appearing in "Executive Compensation", and (iii) all officers and directors of the Company as a group.

NAME & ADDRESS            SHARES OWNED       PERCENT OF CLASS

William J. Raike, III       12,303,000             69.74%

Morris Brunson               1,544,000              8.75%

William Bertsche               800,000              4.53%

OFFICERS & DIRECTORS AS
A GROUP                     14,687,000             83.25%

To the best of our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, subject to community property laws where applicable.







6
                               26

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The majority shareholder receives consulting fees in the amount of $130,000 annually. In addition, the Company pays a bonus equal to 2.5% of revenues to the majority shareholder. The majority shareholder's spouse also receives consulting fees of $120,000 annually. During the years ended December 31, 2005 and 2004, the majority shareholder earned a bonus of $200,559 and $201,796, respectively.

In 2004, the Company entered into an agreement with Pea Pod Consulting Inc., which is owned by a member of the Company's Board of Directors. This agreement calls for annual consulting fees for services related to regulatory compliance and other operational issues totaling $84,000, of which a total of $84,000 was paid during 2005 and $27,462 was paid during 2004.

ITEM 13.  EXHIBITS

     Exhibit
     Number         Exhibit
     ------         -------

     14.1     Code  of  Ethics  for  Officers of Raike  Financial
              Group, Inc. dated October 15, 2004.

     31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

     31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

     32.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors, Porter Keadle Moore, LLP (PKM), for the last two fiscal years.

                                        2005          2004
                                       ------        ------
         Audit fees                $   46,600        43,500
         Audit-related fees                 -             -
         Tax fees                           -             -
         All other fees                     -             -
                                       ------        ------
             Total fees            $   46,600        43,500
                                       ======        ======

Audit Fees

The aggregate fees billed by PKM for professional services rendered in connection with the (i) audit of the Company's annual financial statements for 2005 and 2004, and (ii) review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB during those fiscal years.


Audit Related Fees

The aggregate fees billed by PKM in 2005 and 2004 for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not included in "Audit Fees" above.


Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by PKM for tax compliance, tax advice, and tax planning.


All Other Fees

The fees billed by PKM are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent accountants and may not engage the independent accountants to perform any prohibited non-audit services. For 2005 and 2004, 100% of the fees incurred were pre-approved.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                                   RAIKE FINANCIAL GROUP, INC.


                                   By:  /s/ William J. Raike, III
                                        -------------------------
                                        William J. Raike, III
                                        President and Chief
                                        Executive Officer


                                   By:  /s/ Melissa L. Whitley
                                        -------------------------
                                        Melissa L. Whitley
                                        Chief Financial Officer

                                   Date:  March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William J. Raike, III
------------------------------
William J. Raike, III
President and Chief Executive Officer, Director
(Principal Executive Officer)
Date:  March 24, 2006

/s/ Melissa L. Whitley
------------------------------
Melissa L. Whitley
Treasurer, Chief Financial Officer and Director
Date:  March 24, 2006


/s/ Christopher Casida
------------------------------
Christopher Casida
Chief Operating Officer and Director
Date:  March 24, 2006


/s/ Morris L. Brunson
------------------------------
Morris L. Brunson
Director
Date:  March 24, 2006


/s/ William D. Bertsche
------------------------------
William D. Bertsche
Director
Date:  March 24, 2006


/s/ Geoffrey T. Chalmers
------------------------------
Geoffrey T. Chalmers
Director
Date:  March 24, 2006