Form 10QSB
period 2006-03-31
RAIKE FINANCIAL GROUP INC/GA
filed 2006-05-12
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             FORM 10-QSB

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 2006

                                 OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from _______ to _______

                  Commission file number 000-32997

                      Raike Financial Group, Inc.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

        Georgia                        6211                    58-2161804
-------------------------  ----------------------------   -------------------
(State of Jurisdiction of  (Primary Standard Industrial    (I.R.S. Employer
   Incorporation or         Classification Code Number)   Identification No.)
     organization)

        117 Towne Lake Pkwy, Ste 200
             Woodstock, Georgia                                 30188
   ----------------------------------------                   ----------
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

	Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes   [X] No

                 APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
17,941,772   shares of common stock, $.01 par value per share, issued
and outstanding as of April 18, 2006.

        Transitional Small Business Disclosure Format (check one):

                   YES [ ]                NO [X]

                      RAIKE FINANCIAL GROUP, INC.

                                INDEX

                                                                  Page No.
                                                                  --------

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements                                       3

          Balance Sheet (unaudited) at March 31, 2006                3

          Statements of Earnings (unaudited) for the Three
          Months Ended March 31, 2006 and 2005                       4

          Statements of Cash Flows (unaudited) for the Three
          Months Ended March 31, 2006 and 2005                       5

          Notes to Financial Statements (unaudited)                  6

  Item 2. Management's Discussion and Analysis or
          Plan of Operation                                          7

  Item 3. Controls and Procedures                                    10

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                          11

  Item 2. Unregistered Sales of Equity Securities and
          Use of Proceeds                                            11

  Item 3. Defaults Upon Senior Securities                            11

  Item 4. Submission of Matters to a Vote of Security Holders        11

  Item 5. Other Information                                          11

  Item 6. Exhibits                                                   11












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

                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     RAIKE FINANCIAL GROUP, INC.

                            Balance Sheet
                             (unaudited)

                            March 31, 2006


                           Assets
                           ------
Cash and cash equivalents                                   $   1,005,973
Clearing deposit                                                  125,000
Commissions receivable                                            771,936
Furniture, fixtures, and equipment, net                            99,768
Other assets                                                      167,150
                                                              -----------
                                                            $   2,169,827
                                                              ===========

             Liabilities and Shareholders' Equity
             ------------------------------------

Liabilities:
  Accounts payable                                          $      39,554
  Commissions payable                                             637,209
  Preferred dividends payable                                      15,137
  Other liabilities                                                 2,974
                                                              -----------
        Total Liabilities                                         694,874
                                                              -----------

Shareholders' Equity:
  Convertible cumulative preferred stock of
    $.01 par value; 5,000,000 shares authorized;                   86,500
    shares issued and outstanding                                     865
  Common stock of $.01 par value;
    50,000,000 shares authorized;
    17,941,772 shares issued                                      179,418
  Additional paid-in capital                                    3,351,227
  Accumulated deficit                                          (1,905,151)
  Treasury stock 300,000 shares                                  (151,406)
                                                              -----------

        Total Shareholders' Equity                              1,474,953
                                                              -----------
                                                            $   2,169,827
                                                              ===========





See accompanying notes to unaudited financial statements.

                     RAIKE FINANCIAL GROUP, INC.

                        Statements of Earnings
                             (unaudited)

        For the Three Months Ended March 31, 2006 and 2005

                                                    2006           2005
                                                -----------     -----------
Operating income:
  Commissions                                  $  2,348,793       1,917,377
  Interest income                                   101,613         121,908
  Other fees                                        220,487         171,532
                                                -----------     -----------

     Total operating income                       2,670,893       2,210,817
                                                -----------     -----------

Operating expenses:
  Commissions to brokers                          2,092,755       1,705,579
  Clearing costs                                     53,064          44,146
  Selling, general and administrative
    expenses                                        424,650         381,035
  Settlement of arbitration                           1,600           8,071
                                                -----------     -----------

     Total operating expenses                     2,572,069       2,138,831
                                                -----------     -----------

     Net earnings                              $     98,824          71,986
                                                ===========     ===========

Basic and diluted earnings per share           $       0.01            0.00
                                                ===========     ===========
















See accompanying notes to unaudited financial statements.

                      RAIKE FINANCIAL GROUP, INC.

                       Statements of Cash Flows
                              (unaudited)
          For the Three Months Ended March 31, 2006 and 2005

                                                       2006           2005
                                                   -----------     -----------
Cash flows from operating activities:
  Net earnings                                   $      98,824          71,986
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                       7,500           1,500
      Change in commissions and fees receivable        (49,954)       (125,750)
        Change in other assets                           7,539          (2,784)
        Change in accounts payable                       2,943           5,595
        Change in commissions payable                   77,988         114,871
        Change in other liabilities                      1,412             419
                                                   -----------     -----------
            Net cash provided by operating
            activities                                 146,252          65,838
                                                   -----------     -----------

Cash flows from investing activities consisting
of purchases of furniture, fixtures and
equipment                                              (51,450)         (3,069)
                                                   -----------     -----------

Cash flows from financing activities consisting
of payment of preferred dividends                      (30,274)        (30,070)
                                                   -----------     -----------

            Net change in cash                          64,528          32,698

Cash at beginning of period                            941,445         873,443
                                                   -----------     -----------
Cash at end of period                            $   1,005,973         906,141
                                                   ===========     ===========


















See accompanying notes to unaudited financial statements.

                    RAIKE FINANCIAL GROUP, INC.
                   Notes to Financial Statements

(1)  Organization
     ------------
Raike Financial Group, Inc. (the 'Company") is a full service securities brokerage firm, which has been in business since 1995.
The Company is registered as a broker-dealer with the National Association of Securities Dealers ("NASD") in 47 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company offers full service commission and fee based money management services to individual and institutional investors. The Company maintains a custody-clearing relationship with Southwest Securities, Inc.

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results of a full year's operations.

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

(2)  Stock-Based Compensation
     ------------------------
The Company sponsors a stock-based incentive compensation plan for the benefit of certain employees. Previously, the Company had accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, whereby stock-based employee compensation costs had been reflected in net earnings, but only to the extent that the option price was less than the market value of the Company's common stock at the option grant date. The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123(R)) on the required effective date, January 1, 2006. The adoption of SFAS No.123(R) would have had no effect on prior period net earnings or earnings per share.

The Company did not grant any options for the period from January 1, 2006 through March 31, 2006 and did not recognize any related expense during the period. As of March 31, 2006, the Company has no options outstanding.

Item 2.
                    RAIKE FINANCIAL GROUP, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        For the Three Months Ended March 31, 2006 and 2005

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

Item 2.
                     RAIKE FINANCIAL GROUP, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

          For the Three Months Ended March 31, 2006 and 2005


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Total revenue for the quarter ended March 31, 2006 increased by $460,076 or by 21% to $2,670,893 from $2,210,817 for the comparable period in 2005.

Commission revenue increased by $431,416 or 22% to $2,348,793 from $1,917,377 for the comparable period in 2005. This increase was principally due to an increase in transactional business in the first quarter of 2006.

Interest income decreased by $20,295 or 17% during the quarter ended March 31, 2006 compared to the same period in 2005. This decrease is due to the decrease in interest from margin accounts and customer accounts held by our clearing agent.

Fees from clearing transaction charges and other income increased by $48,955 or 29% for the quarter ended March 31, 2006 compared to the same period in 2005. This increase is due primarily to the increase in transactional business.

Total operating expenses for the quarter ended March 31, 2006 increased by $433,238 or 20% to $2,572,069 from $2,138,831 for the same period in 2005. Total expenses increased due primarily to an increase in commissions paid to brokers, and expenses associated with selling, general and administrative cost.

Commissions to brokers increased by $387,176 or 23% to $2,092,755 for the quarter ended March 31, 2006 from $1,705,579 in the prior year. This increase coincides with the increase in commission revenue during the quarter.

Clearing costs increased by $8,918 or 20% to $53,064 for the quarter ended March 31, 2006 from $44,146 in the prior year. As a percentage of commission income clearing costs were 2.3% in 2006 compared to 2.3% in 2005.

Selling, general and administrative expense increased $43,615 or 11% to $424,650 for the quarter ended March 31, 2006 from $381,035 in the prior year. This increase was due primarily to increases in salaries at the headquarters for the hiring of additional staff and some funding the company provided for a branch office.

During the quarter ended March 31, 2006, the Company experienced decreased expenses relating to the settlement of various arbitration matters by $6,471 to $1,600 from $8,071 in the prior year.

Net earnings were $98,824 for the quarter ended March 31, 2006 compared to net earnings of $71,986 for the same period in 2005.

Item 2.
                      RAIKE FINANCIAL GROUP, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

            For the Three Months Ended March 31, 2006 and 2005

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at March 31, 2006 were $1,474,953.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at March 31, 2006 was $1,207,656 and our ratio of aggregate indebtedness to net capital was .58 to 1.

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

The Company's cash and cash equivalents increased by $64,528 to $1,005,973 as of March 31, 2006, from $941,445 as of December 31,
2005. This increase was due to cash provided by operating activities of $146,252, offset by use of cash for purchases of fixed assets of $51,450 and a use of cash from financing activities of $30,274, due to the payment of dividends on our preferred stock.

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

                    RAIKE FINANCIAL GROUP, INC.

Item 3.  Controls and Procedures
--------------------------------
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                   RAIKE FINANCIAL GROUP, INC.


Date: May 11, 2006                 By:  /S/WILLIAM J. RAIKE, III
                                      ------------------------------
                                      William J. Raike, III
                                      President, Chief Executive
                                      Officer and Director




Date: May 11, 2006                 By:  /S/MELISSA L. WHITLEY
                                      ------------------------------
                                      Melissa L. Whitley
                                      Chief Financial and
                                      Accounting Officer