Form 10QSB
period 2006-06-30
RAIKE FINANCIAL GROUP INC/GA
filed 2006-08-11
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-QSB

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 2006

                                   OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from  ________ to ________

                       Commission file number 000-32997

                           Raike Financial Group, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Georgia                      6211               58-2161804
-------------------------       -----------------    -------------------
(State of Jurisdiction of       (Primary Standard     (I.R.S. Employer
   Incorporation or                Industrial        Identification No.)
     organization)               Classification
                                   Code Number)

117 Towne Lake Pkwy, Ste 200
Woodstock, Georgia                                         30188
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

                                770-516-6996
                             ------------------
                             (Telephone Number)


                               Not Applicable
                  ------------------------------------------
                  (Former name, former address and former
                  fiscal year, if changed since last report)

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

               YES   [ ]                         NO [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
17,941,772   shares of common stock, $.01 par value per share, issued
and outstanding as of August 01, 2006.

	Transitional Small Business Disclosure Format (check one):

               YES   [ ]                         NO [X]

                        RAIKE FINANCIAL GROUP, INC.

                                   INDEX

                                                                  Page No.
                                                                  --------

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements                                      3

           Balance Sheet (unaudited) at June 30, 2006                3

           Statements of Earnings (unaudited) for the Three
           Months and Six Months Ended June 30, 2006 and 2005        4

           Statements of Cash Flows (unaudited) for the Six
           Months Ended June 30, 2006 and 2005                       5

           Notes to Financial Statements (unaudited)                 6

   Item 2. Management's Discussion and Analysis or
           Plan of Operation                                         7

   Item 3. Controls and Procedures                                   11

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                         12

   Item 2. Unregistered Sales of Equity Securities and
           Use of Proceeds                                           12

   Item 3. Defaults Upon Senior Securities                           12

   Item 4. Submission of Matters to a Vote of Security Holders       12

   Item 5. Other Information                                         12

   Item 6. Exhibits                                                  12












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

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   RAIKE FINANCIAL GROUP, INC.

                          Balance Sheet
                           (unaudited)

                          June 30, 2006


                             Assets
                             ------
Cash and cash equivalents                                 $	973,946
Clearing deposit                                                125,000
Commissions receivable                                          604,699
Furniture, fixtures, and equipment, net                          75,081
Building                                                      1,273,455
Other assets                                                     44,087
                                                          -------------
                                                          $   3,096,268
                                                          =============

              Liabilities and Shareholders' Equity
              ------------------------------------

Liabilities:
   Accounts payable                                       $      38,461
   Commissions payable                                          460,621
   Preferred dividends payable                                   30,274
   Other liabilities                                              2,678
   Long term mortgage payable                                   999,180
                                                          -------------

        Total Liabilities                                     1,531,214
                                                          -------------

Shareholders' Equity:
   Convertible cumulative preferred stock
     of $.01 par value; 5,000,000 shares authorized;
     86,500 shares issued and outstanding                           865
   Common stock of $.01 par value;
     50,000,000 shares authorized;
     17,941, 772 shares issued                                  179,418
   Additional paid-in capital                                 3,351,227
   Accumulated deficit                                       (1,813,050)
   Treasury stock 310,000 shares, at cost                      (153,406)
                                                          -------------

        Total Shareholders' Equity                            1,565,054
                                                          -------------

                                                          $   3,096,268
                                                          =============



See accompanying notes to unaudited financial statements.

                     RAIKE FINANCIAL GROUP, INC.

                       Statements of Earnings
                            (unaudited)

          For the Three Months and the Six Months Ended
                       June 30, 2006 and 2005

                                         Three Months               Six Months
                                         Ended June 30             Ended June 30
                                    ----------------------    ----------------------
                                       2006         2005         2006         2005
                                    ---------    ---------    ---------    ---------
Operating income:
  Commissions                 $     2,088,849    1,415,070    4,437,642    3,332,446
  Interest income                     126,422      110,788      228,035      232,696
  Other fees                          191,619      158,993      412,105      330,525
                                    ---------    ---------    ---------    ---------

     Total operating income         2,406,890    1,684,851    5,077,782    3,895,667
                                    ---------    ---------    ---------    ---------

Operating expenses:
  Commissions to brokers            1,835,536    1,248,728    3,928,290    2,954,307
  Clearing costs                       44,026       39,745       97,090       83,891
  Selling, general and
    administrative expenses           419,839      337,192      844,489      718,225
  Settlement of arbitration               250            -        1,850        8,071
                                    ---------    ---------    ---------    ---------

     Total operating expenses       2,299,651    1,625,665    4,871,719    3,764,494
                                    ---------    ---------    ---------    ---------

     Net earnings             $       107,239       59,186      206,063      131,173
                                    =========    =========    =========    =========
Basic and diluted earnings
  per share                   $          0.01         0.00         0.01         0.01
                                    =========    =========    =========    =========
























See accompanying notes to unaudited financial statements.

                      RAIKE FINANCIAL GROUP, INC.

                       Statements of Cash Flows
                            (unaudited)

           For the Six Months Ended June 30, 2006 and 2005


                                                      2006         2005
                                                  ----------    ----------
Cash flows from operating activities:
  Net earnings                               $       206,063       131,173
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                    15,000         3,000
      Change in commissions and
        fees receivable                              117,283       225,360
      Change in other assets                         130,601        (4,073)
      Change in accounts payable                       1,850        (4,377)
      Change in commissions payable                  (98,600)     (169,719)
      Change in other liabilities                      1,116           618
                                                  ----------    ----------
        Net cash provided by
        operating activities                         373,313       181,982
                                                  ----------    ----------

Cash flows from investing activities:
  Purchases of furniture, fixtures
    and equipment                                    (34,263)       (3,069)
  Purchase of building                            (1,273,455)            -
                                                  ----------    ----------
        Net cash used by investing
        activities                                (1,307,718)       (3,069)
                                                  ----------    ----------

Cash flows from financing activities:
  Payment of preferred dividends                     (30,274)      (30,070)
  Acquisition of treasury stock                       (2,000)       (6,000)
  Proceeds from borrowings                           999,180             -
                                                  ----------    ----------
        Net cash provided (used) by
        financing activities                         966,906       (36,070)
                                                  ----------    ----------

        Net change in cash                            32,501       142,843

Cash at beginning of period                          941,445       873,443
                                                  ----------    ----------

Cash at end of period                        $       973,946     1,016,286
                                                  ==========    ==========














See accompanying notes to unaudited financial statements.

                    RAIKE FINANCIAL GROUP, INC.
                   Notes to Financial Statements

(1)  Organization
     ------------

Raike Financial Group, Inc. (the "Company") is a full service securities brokerage firm, which has been in business since 1995. The Company is registered as a broker-dealer with the National Association of Securities Dealers ("NASD") in 47 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company offers full service commission and fee based money management services to individual and institutional investors. The Company maintains a custody-clearing relationship with Southwest Securities, Inc. In 2005, the Company, as a registered
investment advisor, created a managed account program named    "RFG
Stars". Through the RFG Stars Program, RFG provides investment advisory services to clients. All RFG Stars Program client accounts are maintained with Fidelity Registered Investment Advisor Group ("FRIAG"), an arm of Fidelity Investments. FRIAG provides brokerage, custody, and clearing services to RFG Stars Program clients.

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results of a full year's operations.

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

The Company did not grant any options for the period from January 1, 2006 through June 30, 2006 and did not recognize any related expense during the period. As of June 30, 2006, the Company has no options outstanding.

Item 2.

                    RAIKE FINANCIAL GROUP, INC.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     For the Quarters and Six Months Ended June 30, 2006 and 2005

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

The Company is a licensed insurance broker and we receive commission revenue as a result of our insurance operations. The Company continues to grow this business; however does not regard insurance revenue as material at this time.

Item 2.

                   RAIKE FINANCIAL GROUP, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

     For the Quarters and Six Months Ended June 30, 2006 and 2005


RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 2006 AND 2005

Total revenue for the quarter ended June 30, 2006 increased by $722,039 or by 43% to $2,406,890 from $1,684,851 for the comparable period in 2005.

Commission revenue increased by $673,779 or 48% to $2,088,849 from $1,415,070 for the comparable period in 2005. This increase was principally due to an increase in transactional business in the second quarter of 2006.

Interest income increased by $15,634 or 14% during the quarter ended June 30, 2006 compared to the same period in 2005. This increase is due to the increase in interest from margin accounts and customer accounts held by our clearing agent.

Fees from clearing transaction charges and other income increased by $32,626 or 21% for the quarter ended June 30, 2006 compared to the same period in 2005. This increase is due primarily to the increase in transactional business.

Total operating expenses for the quarter ended June 30, 2006 increased by $673,986 or 41% to $2,299,651 from $1,625,665 for the same period in 2005. Total expenses increased due primarily to an increase in commissions paid to brokers, and expenses associated with selling, general and administrative cost, as discussed below.

Commissions to brokers increased by $586,808 or 47% to $1,835,536 for the quarter ended June 30, 2006 from $1,248,728 in the prior year. This increase coincides with the increase in commission revenue during the quarter.

Clearing costs increased by $4,281 or 11% to $44,026 for the quarter ended June 30, 2006 from $39,745 in the prior year. As a percentage of commission income clearing costs were 2.1% in 2006 compared to 2.8% in 2005. This change is due to varying production levels by brokers with differing commission structures and the types of commissioned transactions.

Selling, general and administrative expense increased $82,647 or 25% to $419,839 for the quarter ended June 30, 2006 from $337,192 in the prior year. This increase was due primarily to increases in salaries at the headquarters for the hiring of additional staff during the first quarter. The remaining increase in expense relates to closing cost of commercial real estate purchase and condo fees associated with this purchase.

Net earnings were $107,239 for the quarter ended June 30, 2006 compared to net earnings of $59,186, an 81% increase for the same period in 2005.

Item 2.

                   RAIKE FINANCIAL GROUP, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

     For the Quarters and Six Months Ended June 30, 2006 and 2005


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 AND 2005, continued

Total revenue for the six months ended June 30, 2006 increased by $1,182,115 or 30% to $5,077,782 from $3,895,667 for the comparable period in 2005.

Commission revenue increased by $1,105,196 or 33% to $4,437,642 from
$3,332,446 for the comparable period in 2005.   This increase was
principally due to an increase in transactional business during the first six months of 2006.

Interest income decreased by $4,661 or 2% during the six months ended June 30, 2006 compared to the same period in 2005. This decrease is primarily due to the decreased interest from margin accounts and customer accounts held by our clearing agent during the first quarter.

Fees from clearing transaction charges and other income increased by $81,580 or 25% for the six months ended June 30, 2006 compared to the same period in 2005. This increase was principally due to an increase in transactional business during the first six months of 2006.

Total operating expenses for the six months ended June 30, 2006 increased by $1,107,225 or 29% to $4,871,719 from $3,764,494 for the same period in 2005.

Commissions to brokers increased by $973,983 or 33% to $3,928,290 for the six months ended June 30, 2006 from $2,954,307 in the prior year. This increase coincides with the increase in commission revenue during the first six months.

Clearing costs increased by $13,199 or 16% to $97,090 for the six months ended June 30, 2006 from $83,891 in the prior year. As a percentage of commission income clearing costs were 2.2% in 2006 compared to 2.5% in 2005. This change is due to varying production levels by brokers with differing commission structures and the types of commissioned transactions.

Selling, general and administrative expense increased $126,264 to $844,489 for the six months ended June 30, 2006 from $718,225 in the prior year. This increase was due primarily to increases in salaries at the headquarters for the hiring of additional staff and some funding the company provided for branch office during the first quarter. The remaining increase in expense relates to closing cost of commercial real estate purchase during second quarter 2006, offset by decreases in travel and meeting expenses related to the Company's sales meeting held during the second quarter of 2005.

During the six months ended June 30, 2006, the Company experienced decreased expenses relating to the settlement of various arbitration matters by $6,221 to $1,850 from $8,071 in the prior year.

Our net earnings were $206,063 for the six months ended June 30, 2006 compared to net earnings of $131,173, a 57% increase for the same period in 2005.


LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at June 30, 2006 were $1,565,055.

Item 2.

                   RAIKE FINANCIAL GROUP, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

     For the Quarters and Six Months Ended June 30, 2006 and 2005


LIQUIDITY AND CAPITAL RESOURCES, continued

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at June 30, 2006 was $1,171,469 and our ratio of aggregate indebtedness to net capital was .45 to 1.

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

The Company's cash and cash equivalents increased by $32,501 to $973,946 as of June 30, 2006, from $941,445 as of December 31, 2005.
This increase was due to cash provided by operating activities of $373,313, and net cash provided by financing activities of $966.906, offset by use of cash for purchases of the building and furniture and equipment totaling $1,307,718.

During 2005 and 2004, the Company leased its office space under an operating lease agreement that expired on November 30, 2005. The Company remained in the leased office space, paying rent on a month-to-month basis in December 2005 and January 2006. Rent expense was $54,000 in 2005 and 2004. On July 5, 2005, the Company entered into a commercial purchase and sale agreement for the purchase of a portion of an office building. The total commitment amount for this purchase is approximately $1,252,000 of which approximately $150,000 has been paid as a deposit as of December 31, 2005. The Company occupied this new office space in January 2006. The Company closed on this purchase on May 25, 2006 for a total cost of $1,273,455 financing it with a $1,000.000 loan with a 5-year balloon amortized on a 25-year basis, at a fixed interest rate of 8.610%.

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

                    RAIKE FINANCIAL GROUP, INC.

Item 3.  Controls and Procedures
--------------------------------

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                     RAIKE FINANCIAL GROUP, INC.




Date:   August 11, 2006              By:  /S/WILLIAM J. RAIKE, III
                                        ------------------------------
                                        William J. Raike, III
                                        President, Chief Executive
                                        Officer and Director




Date:   August 11, 2006              By:  /S/MELISSA L. WHITLEY
                                        ------------------------------
                                        Melissa L. Whitley
                                        Chief Financial and
                                        Accounting Officer