Form 10QSB
period 2006-09-30
RAIKE FINANCIAL GROUP INC/GA
filed 2006-11-14
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2006

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ______ to _______

                  Commission file number 000-32997

                   Woodstock Financial Group, Inc.
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


                       Raike Financial Group, Inc.
          ----------------------------------------------------
          (Former name, former address and former fiscal year,
                       if changed since last report)

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

           YES   [ ]                                     NO [X]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
17,941,772   shares of common stock, $.01 par value per share, issued
and outstanding as of November 1, 2006.

	Transitional Small Business Disclosure Format (check one):

           YES   [ ]                                     NO [X]

                       WOODSTOCK FINANCIAL GROUP, INC.

                                   INDEX

                                                                 Page No.
                                                                 --------

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements                                        3

        Balance Sheet (unaudited) at September 30, 2006             3

        Statements of Earnings (unaudited) for the Three
        Months and Nine Months Ended September 30, 2006
        and 2005                                                    4

        Statements of Cash Flows (unaudited) for the Nine
        Months Ended September 30, 2006 and 2005                    5

        Notes to Financial Statements (unaudited)                   6

Item 2. Management's Discussion and Analysis or Plan
        of Operation                                                7

Item 3. Controls and Procedures                                     11

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                           12

Item 2. Unregistered Sales of Equity Securities and
        Use of Proceeds                                             12

Item 3. Defaults Upon Senior Securities                             12

Item 4. Submission of Matters to a Vote of Security Holders         12

Item 5. Other Information                                           12

Item 6. Exhibits                                                    12










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

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     WOODSTOCK FINANCIAL GROUP, INC.

                             Balance Sheet
                              (unaudited)

                           September 30, 2006



                            Assets
                            ------

Cash and cash equivalents                              $       1,031,372
Clearing deposit                                                 125,000
Commissions receivable                                           557,463
Furniture, fixtures, and equipment, net                           68,741
Building, net                                                  1,266,584
Other assets                                                      40,728
                                                         ---------------
                                                       $       3,089,888
                                                         ===============

               Liabilities and Shareholders' Equity
               ------------------------------------
Liabilities:
  Accounts payable                                     $          33,924
  Commissions payable                                            394,323
  Preferred dividends payable                                     15,137
  Other liabilities                                               30,609
  Long term mortgage payable                                     996,444
                                                         ---------------
      Total Liabilities                                        1,470,437
                                                         ---------------

Shareholders' Equity:
  Convertible cumulative preferred stock of
    $.01 par value; 5,000,000 shares authorized;
    86,500 shares issued and outstanding                             865
  Common stock of $.01 par value; 50,000,000 shares
    authorized; 17,941,772 shares issued                         179,418
  Additional paid-in capital                                   3,351,227
  Accumulated deficit                                         (1,756,104)
  Treasury stock 322,744 shares, at cost                        (155,955)
                                                         ---------------
      Total Shareholders' Equity                               1,619,451
                                                         ---------------

                                                       $       3,089,888
                                                         ===============





See accompanying notes to unaudited financial statements.

                    WOODSTOCK FINANCIAL GROUP, INC.

                        Statements of Earnings
                              (unaudited)

           For the Three Months and the Nine Months Ended
                      September 30, 2006 and 2005

                                                   Three Months                Nine Months
                                                 Ended September 30         Ended September 30

                                                  2006         2005          2006        2005
                                               ---------    ---------     ---------    ---------
Operating income:
Commissions                            $       1,790,974    1,705,070     6,228,616    5,037,517
Interest income                                  118,732      122,082       346,767      354,777
Other fees                                       198,526      184,304       610,631      514,829
                                               ---------    ---------     ---------    ---------
Total operating income                         2,108,232    2,011,456     7,186,014    5,907,123
                                               ---------    ---------     ---------    ---------

Operating expenses:
Commissions to brokers                         1,548,455    1,512,040     5,476,746    4,466,346
Clearing costs                                    39,207       44,143       136,297      128,034
Selling, general and administrative
  expenses                                       447,012      340,745     1,291,501    1,058,970
Settlement of arbitration                          1,475        1,519         3,325        9,591
                                               ---------    ---------     ---------    ---------
Total operating expenses                       2,036,149    1,898,447     6,907,869    5,662,941
                                               ---------    ---------     ---------    ---------

Net earnings                            $         72,083      113,009       278,145      244,182
                                               =========    =========     =========    =========

Basic and diluted earnings per share    $           0.00         0.01          0.02         0.01
                                               =========    =========     =========    =========


























See accompanying notes to unaudited financial statements.

                   WOODSTOCK FINANCIAL GROUP, INC.

                        Statements of Cash Flows
                             (unaudited)
        For the Nine Months Ended September 30, 2006 and 2005

                                                         2006           2005
                                                      ---------      ---------
Cash flows from operating activities:
Net earnings                                    $       278,145        244,182
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                         33,204          4,500
    Change in commissions and fees receivable           164,519        171,743
    Change in other assets                              133,960            197
    Change in accounts payable                           (2,687)        (4,090)
    Change in commissions payable                      (164,898)      (173,889)
    Change in other liabilities                          29,048             78
                                                      ---------      ---------

Net cash provided by operating activities               471,291        242,721

Cash flows from investing activities:
    Purchases of furniture, fixtures
      and equipment                                     (39,256)        (3,069)
    Purchase of building                             (1,273,455)             -
                                                      ---------      ---------

Net cash used by investing activities                (1,312,711)        (3,069)
                                                      ---------      ---------

Cash flows from financing activities:
    Payment of preferred dividends                      (60,548)       (60,344)
    Acquisition of treasury stock                        (4,549)        (6,000)
    Proceeds from borrowings                            996,444              -
                                                      ---------      ---------

Net cash provided (used) by financing
  activities                                            931,347        (66,344)
                                                      ---------      ---------

Net change in cash                                       89,927        173,308

Cash at beginning of period                             941,445        873,443
                                                      ---------      ---------

Cash at end of period                           $     1,031,372      1,046,751
                                                      =========      =========














See accompanying notes to unaudited financial statements.

                   WOODSTOCK FINANCIAL GROUP, INC.
                    Notes to Financial Statements

(1)	Organization
        ------------

Raike Financial Group, Inc., (the "Company"), changed its name to Woodstock Financial Group effective October 1, 2006, and is a full service securities brokerage firm, which has been in business since 1995. The Company is registered as a broker-dealer with the National Association of Securities Dealers ("NASD") in 49 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company offers full service commission and fee based money management services to individual and institutional investors. The Company maintains a custody-clearing relationship with Southwest Securities, Inc. In 2005, the Company, as a registered investment advisor, created a managed account program named "RFG Stars". Through the RFG Stars Program, the Company provides investment advisory services to clients. All RFG Stars Program client accounts are maintained with Fidelity Registered Investment Advisor Group ("FRIAG"), an arm of Fidelity Investments. FRIAG provides brokerage, custody, and clearing services to RFG Stars Program clients.

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results of a full year's operations.

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

The Company did not grant any options for the period from January 1, 2006 through September 30, 2006 and did not recognize any related expense during the period. As of September 30, 2006, the Company has no options outstanding.

Item 2.
                   WOODSTOCK FINANCIAL GROUP, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  For the Quarters and Nine Months Ended September 30, 2006 and 2005


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

Item 2.
                  WOODSTOCK FINANCIAL GROUP, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

   For the Quarters and Nine Months Ended September 30, 2006 and 2005


RESULTS OF OPERATIONS - QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005

Total revenue for the quarter ended September 30, 2006 increased by $96,776 or by 5% to $2,108,232 from $2,011,456 for the comparable period in 2005.

Commission revenue increased by $85,904 or 5% to $1,790,974 from $1,705,070 for the comparable period in 2005. This increase was principally due to an increase in insurance business in the third quarter of 2006.

Interest income decreased by $3,350 or 3% during the quarter ended September 30, 2006 compared to the same period in 2005. This slight decrease is due to the decrease in interest from margin accounts and customer accounts held by our clearing agent.

Fees from clearing transaction charges and other income increased by $14,222 or 8% for the quarter ended September 30, 2006 compared to the same period in 2005. This increase is due to the increase in clearing charges.

Total operating expenses for the quarter ended September 30, 2006 increased by $137,702 or 7% to $2,036,149 from $1,898,447 for the same period in 2005. Total expenses increased due primarily to an increase in commissions paid to brokers, and expenses associated with selling, general and administrative cost, as discussed below.

Commissions to brokers increased by $36,415 or 2% to $1,548,455 for the quarter ended September 30, 2006 from $1,512,040 in the prior year. This increase coincides with the increase in commission revenue during the quarter.

Clearing costs decreased by $4,936 or 11% to $39,207 for the quarter ended September 30, 2006 from $44,143 in the prior year. As a percentage of commission income clearing costs were 2.2% in 2006 compared to 2.6% in 2005. This change is due to varying production levels by brokers with differing commission structures and the types of commissioned transactions.

Selling, general and administrative expense increased $106,267 or 31% to $447,012 for the quarter ended September 30, 2006 from $340,745 in the prior year. This increase was due primarily to increases in salaries at the headquarters for the hiring of additional compliance and marketing staff during the first quarter. The remaining increase in expense relates to condo fees and depreciation associated with the purchase of the commercial real estate which closed during the second quarter.

Net earnings were $72,083 for the quarter ended September 30, 2006 compared to net earnings of $113,009, a 36% decrease for the same period in 2005.

Item 2.
                  WOODSTOCK FINANCIAL GROUP, INC.

  MANAGEMENT's DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

   For the Quarters and Nine Months Ended September 30, 2006 and 2005


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, continued

Total revenue for the nine months ended September 30, 2006 increased by $1,278,891 or 22% to $7,186,014 from $5,907,123 for the comparable period in 2005.

Commission  revenue increased by $1,191,099 or 24% to $6,228,616 from
$5,037,517 for the comparable period in 2005.   This increase was
principally due to an increase in transactional and insurance business during the first nine months of 2006.

Interest income decreased by $8,010 or 2% during the nine months ended September 30, 2006 compared to the same period in 2005. This slight decrease is primarily due to the decreased interest from margin accounts and customer accounts held by our clearing agent.

Fees from clearing transaction charges and other income increased by $95,802 or 19% for the nine months ended September 30, 2006 compared to the same period in 2005. This increase was principally due to an increase in transactional business during the first nine months of 2006.

Total operating expenses for the nine months ended September 30, 2006 increased by $1,244,928 or 22% to $6,907,869 from $5,662,941 for the same period in 2005.

Commissions to brokers increased by $1,010,400 or 23% to $5,476,746 for the nine months ended September 30, 2006 from $4,466,346 in the prior year. This increase coincides with the increase in commission revenue during the first nine months.

Clearing costs increased by $8,263 or 6% to $136,297 for the nine months ended September 30, 2006 from $128,034 in the prior year. As a percentage of commission income clearing costs were 2.2% in 2006 compared to 2.5% in 2005. This change is due to varying production levels by brokers with differing commission structures and the types of commissioned transactions.

Selling, general and administrative expense increased $232,531 to $1,291,501 for the nine months ended September 30, 2006 from $1,058,970 in the prior year. This increase was due primarily to increases in salaries at the headquarters for the hiring of additional compliance and marketing staff and some funding the Company provided for branch office during the first quarter. The remaining increase in expense relates to closing costs for the commercial real estate purchase during second quarter 2006, along with condo fees and depreciation expense associated with the purchase.

During the nine months ended September 30, 2006, the Company experienced decreased expenses relating to the settlement of various arbitration matters by $6,266 to $3,325 from $9,591 in the prior year.

Our net earnings were $278,145 for the nine months ended September 30, 2006 compared to net earnings of $244,182, a 14% increase for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at September 30, 2006 were $1,619,451.

                   WOODSTOCK FINANCIAL GROUP, INC.

  For the Quarters and Nine Months Ended September 30, 2006 and 2005


LIQUIDITY AND CAPITAL RESOURCES, continued

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at September 30, 2006 was $1,239,842.30 and our ratio of aggregate indebtedness to net capital was .38 to 1.

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

The Company's cash and cash equivalents increased by $89,927 to $1,031,372 as of September 30, 2006, from $941,445 as of December 31, 2005. This increase was due to cash provided by operating activities of $471,291, and net cash provided by financing activities of $931,347, consisting primarily of the proceeds from the mortgage on the real estate, offset by use of cash for purchases of the building and furniture and equipment totaling $1,312,711.

During 2005 and 2004, the Company leased its office space under an operating lease agreement that expired on November 30, 2005. The Company remained in the leased office space, paying rent on a month-to-month basis in December 2005 and January 2006. Rent expense was $54,000 in 2005 and 2004. On July 5, 2005, the Company entered into a commercial purchase and sale agreement for the purchase of a portion of an office building. The total commitment amount for this purchase was approximately $1,252,000 of which approximately $150,000 had been paid as a deposit as of December 31, 2005. The Company occupied this new office space in January 2006. The Company closed on this purchase on May 25, 2006 for a total cost of $1,273,455 financing it with a $1,000.000 loan with a 5-year balloon amortized on a 25-year basis, at a fixed interest rate of 8.610%.

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

                   WOODSTOCK FINANCIAL GROUP, INC.

Item 3.   Controls and Procedures
          -----------------------

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                    PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Currently, the Company has one pending claim in NASD Arbitration filed by two former retail customers of the Company. The claim is not material to the business of the firm but is instead in part of the ordinary course of business for a registered broker dealer, and the Company denies any liability.

The Company won an arbitration award against a former independent contractor for the collection of monies due the Company. The Company then obtained a judgment in civil court against the former independent contractor and is attempting to collect said judgment.


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

                                    WOODSTOCK FINANCIAL GROUP, INC.




Date: November 10, 2006             By:  /S/WILLIAM J. RAIKE, III
                                       -------------------------------
                                       William J. Raike, III
                                       President, Chief Executive
                                       Officer and Director




Date: November 10, 2006            By: /S/MELISSA L. WHITLEY
                                       -------------------------------
                                      Melissa L. Whitley
                                      Chief Financial and Accounting
                                      Officer