Form 10KSB
period 2006-12-31
RAIKE FINANCIAL GROUP INC/GA
filed 2007-03-27
CIK 1095373

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities
                       Exchange Act of 1934

For fiscal year ended December 31, 2006

[ ]  Transition report under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

        For the transition period from _________ to __________

           Commission file number ________________

                   WOODSTOCK FINANCIAL GROUP, INC
________________________________________________________________________
         (Name of small business issuer in its charter)

            Georgia                         58-2161804
________________________________________________________________________
  (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)      Identification No.)

    117 Towne Lake Parkway, Suite 200, Woodstock, GA    30188
________________________________________________________________________
     (Address of Principal Executive Offices)        (Zip Code)

Issuer's telephone number (770) 516-6996.
                          ______________

Securities  registered under Section 12(b) of the  Exchange  Act: None
                                                                  ____

Securities  registered under Section 12(g) of the  Exchange  Act: None
                                                                  ____

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [   ]

Indicate  by checkmark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act)
Yes          No  X
    ---         ---

State   issuer's  revenues  for  its  most  recent  fiscal  year:
$9,264,261

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $586,406 as of March 13, 2007.

State  the  number of shares outstanding of each of the  issuer's classes  of  common  equity, as of the latest  practicable  date.
17,619,028 as of  March 19, 2007
--------------------------------

            DOCUMENTS INCORPORATED BY REFERENCE - N/A

Transitional Small Business Disclosure format (check  one):
Yes      No    X
    ---       ---

                        TABLE OF CONTENTS

PART I....................................................................3
  ITEM 1.  DESCRIPTION OF BUSINESS........................................3
  ITEM 2.  DESCRIPTION OF PROPERTY........................................7
  ITEM 3.  LEGAL PROCEEDINGS..............................................8
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............8
PART II...................................................................8
  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......8
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......9
  ITEM 7.  FINANCIAL STATEMENTS..........................................11
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.........................24
  ITEM 8A. CONTROLS AND PROCEDURES.......................................24
  ITEM 8B. OTHER INFORMATION.............................................24
PART III.................................................................24
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
             PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH
             SECTION 16(A) OF THE EXCHANGE ACT...........................24
  ITEM 10.  EXECUTIVE COMPENSATION.......................................26
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................26
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
              DIRECTOR INDEPENDENCE......................................27
  ITEM 13.  EXHIBITS.....................................................27
  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................27

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         Special Cautionary Notice Regarding Forward-Looking Statements

Various  matters  discussed  in this document  and  in  documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis or Plan of Operation," may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Woodstock Financial Group, Inc., formerly Raike Financial Group, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend,' "plan," "believe," "seek,' "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

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

                 Woodstock Financial Group, Inc.

General

The Company changed its name to Woodstock Financial Group, Inc. from Raike Financial Group, Inc. effective October 1, 2006 and is a full service securities brokerage and investment banking firm, in business since 1995. We are registered as a broker/dealer with the National Association of Securities Dealers ("NASD") and 49 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). We are subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). We offer full service commission and fee based money management services to individual and institutional investors. We maintain a custody-clearing relationship with Southwest Securities in Dallas, TX, one of the largest publicly held custodians of brokerage firm securities in the United States.

We trade securities as an agent and a principal on exchanges such as the NYSE, AMEX and NASDAQ. We maintain selling agreements with mutual fund families and insurance companies offering load and no load funds, annuities and insurance products.

Our Company headquarters is at 117 Towne Lake Parkway Suite 200, Woodstock, GA 30188, and our telephone number is (770) 516-6996. We maintain branch and other offices in a number of other jurisdictions and a complement of approximately 70 independent retail brokers. Our SEC net capital position as of December 31, 2006 and 2005 was $1,265,641 and $1,160,099 respectively.

From our beginnings in May of 1995, our annual revenues are as follows:

          Year        Revenues         No. of Reps.
          ----        --------         ------------
          1995       $  221,476             19
          1996       $  793,309             19
          1997       $1,907,486             50
          1998       $3,507,000             75
          1999       $5,987,067            100
          2000       $9,741,567             90
          2001       $5,959,712             77
          2002       $5,787,621             74
          2003       $8,341,118             69
          2004       $8,071,847             68
          2005       $8,022,361             71
          2006       $9,264,261             70

Thus far, all expansion and growth has been funded from cash flow and private sales of our securities. Our plans are to invest in advertising and recruiting efforts to continue our growth and profitability. We expand through recruiting additional registered representatives, establishing new branch offices, broadening our institutional services and creating new financial products and services.

The Company's website address is www.woodstockfg.com
                                 -------------------

                            BUSINESS

Our primary sources of revenue are derived from brokerage services and related financial activities.

SECURITIES SALES SERVICES

We are a NASD member broker-dealer providing securities sales services through a network of "independent contractor" registered representatives to several thousand retail clients. These representatives primarily retail stocks, mutual funds, variable annuities and variable life insurance products, managed account and other investment advisory and financial planning products and services. Commissions are charged on the sale of securities products, of which a percentage is shared with the representatives. Over 90% of our revenue during 2006 and 2005 has been derived from these securities sales services.

The Company's independent contractors receive a commission payout
-----------------------------------------------------------------
of between 80% and 90%.
----------------------

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

ADVISORY AND PLANNING

We are also registered as an Investment Advisor with the SEC and provide investment supervisory services. In addition, our independent representatives are able to provide planning and consulting services in a variety of financial services areas such as financial planning, tax planning, benefits consulting, corporate 401(k)s and other types of financial structures. Fees are billed quarterly for these services and shared between the firm and the Investment Advisor Representatives on a fully disclosed basis. No significant amount of business has been derived from advisory and planning activities to date.

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

The Clearing Agent lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of our clearing agreement, we indemnify the Clearing Agent for any loss on these credit arrangements. We have implemented policies to avoid possible defaults on margin loans in the increased supervision of customers with margin loans. Margin interest for the years ending December 31, 2006 and 2005 was approximately 4.3% and 5.5%, respectively, of revenues.

REGULATION

The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the SEC and various state agencies and self-regulatory organizations, such as NASD Inc. We are registered as a broker-dealer with the SEC and are a member firm of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASD, which has been designated by the SEC as the Company's primary regulator. NASD adopts rules (which are subject to approval by the SEC) that govern NASD members and conducts periodic examinations of member firms' operations. We are also subject to regulation as a broker-dealer and investment advisor by state securities administrators in those states in which we conduct business.

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

Our mutual fund distribution business is subject to extensive regulation as to duties, affiliations, conduct and limitations on fees under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the "1940 Act"), and the regulations of NASD. As discussed above, the Company is an NASD member. NASD has prescribed rules (Rule 2830 of the NASD Conduct Rules) with respect to maximum commissions, charges and fees related to investment in any open-end investment company registered under the 1940 Act.

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

Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. We have elected to compute our net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. Our required minimum net capital is $100,000. As of December 31, 2006, we had NASD reported net capital of $1,265,641 and our ratio of aggregate indebtedness to net capital was .39 to 1.

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

PERSONNEL

At December 31, 2006, we had 9 full-time employees in addition to
approximately  70  registered  representatives.   None   of   our
personnel is covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are located at 117 Towne Lake Parkway, Suite 200, Woodstock, Georgia 30188 where the Company purchased 7,200 square feet of office space for approximately $1.2 million. The Company closed on this purchase on May 25, 2006.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been named as respondent in certain arbitrations that allege violations of securities laws and claim substantial damages. After consultation with outside legal counsel, management believes that resolution of these certain arbitrations will not result in material adverse effect on the Company's financial position or results of operations.

As of March 1, 2007, there are two claims pending by retail customers of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                             PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     (a)  The Company's Common Stock is traded on the NASDAQ OTC
          Bulletin Board under the symbol "WSFL.OB".

     (b)  Not applicable.

     (c)  Not applicable.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The  Company  is  a  licensed insurance  broker  and  we  receive
commission revenue as a result of our insurance operations.   The
Company does not regard insurance commission revenue as material at this time.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2006 and 2005

Total  revenue for the year ended December 31, 2006 increased  by
$1,241,900  or  15%  to  $9,264,261  from  $8,022,361   for   the
comparable period in 2005.

Commission  revenue increased by $1,169,715 or 17% to  $7,980,379 from $6,810,664 for the comparable period in 2005. The increase was due to an increase in transactional, insurance business and managed account fees.

Interest income decreased by $22,758 or 5% to 440,531 for the year ended December 31, 2006 from $463,289 compared to the same period in 2005. This decrease is due to the decrease in interest from margin accounts and customer accounts held by our clearing agent.

Fees from clearing transaction charges and other income increased by $94,943 or 13% to $843,351 for the year ended December 31, 2006 from $748,408 for the same period in 2005. This increase is due primarily to an increase in fees from a higher volume of transactional business.

Total  operating  expenses for the year ended December  31,  2006 increased  by  $1,211,815 to $8,981,020 from $7,769,205  for  the same period in 2005.

Commissions  to  brokers increased by $957,948 to $6,993,210  for the  year  ended December 31, 2006 from $6,035,262 in  the  prior
year.   This  increase corresponds to the increase in  commission
revenues.

Clearing costs increased by $9,457 or 5% to $184,951 for the year
ended  December 31, 2006 from $175,494 in the prior year.   As  a
percentage of commission income clearing costs were 2.3% in  2006 compared to 2.6% in 2005.

Selling, general and administrative expense increased $212,710 or 14% to $1,747,347 for the year ended December 31, 2006 compared to $1,534,657 in the prior year. This increase is primarily due to the company making a purchase of commercial office space. Additional expenses included in occupancy costs associated with this purchase include closing costs, condo association fees, interest on the loan and depreciation expense total $124,146. Also in 2006, the Company recognized expense of $10,277 as a result of forgiven promissory notes with registered representatives. The remaining increase in expense relates to increases in salaries, consulting, equipment rentals, marketing and printing.

Settlement and arbitration expense decreased $18,617  or  78%  to
$5,175  for the year ended December 31, 2006 compared to  $23,792 in the prior year.

The Company recorded no income tax expense or benefit for the years ended December 31, 2006 and 2005. We have a net operating loss carryforward as of December 31, 2006 that is dependent upon future taxable income.

Net  earnings were $283,241 for the year ended December 31,  2006 compared to net earnings of $253,156 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at December 31, 2006 were $1,609,410 of which $1,048,952 is cash.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at December 31, 2006 was $1,265,641 and our ratio of aggregate indebtedness to net capital was .39 to 1.

Historically, we have financed our operations through cash flow from operations and the private placement of equity securities.
We have not employed any significant leverage or debt.

On July 5, 2005, the Company entered into a commercial purchase and sale agreement for the purchase of a portion of an office building. The total commitment amount for this purchase is approximately $1,252,000 of which approximately $150,000 had been paid as a deposit as of December 31, 2005. The Company occupied this new office space in January 2006. The Company closed on this purchase on May 25, 2006 for a total cost of $1,273,455 financing it with a $1,000,000 loan with a 5-year balloon amortized on a 25-year basis, at a fixed rate interest rate of 8.610%. Subsequent to the closing of this commercial purchase Woodstock Financial pays a monthly fee of $4,200 in condo association fees in addition to the mortgage payment.

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

In May 2005, the Company acquired 30,000 shares of its common stock at a cost of $6,000. During 2006, the Company acquired a total of 22,744 shares of its common stock for a total cost of $4,549.

The Company's cash and cash equivalents increased by $107,507 to $1,048,952 as of December 31, 2006, from $941,445 as of December 31, 2005. This increase was due to cash provided by operating activities of $345,204, cash used in investing activities of $1,166,012, and cash used in financing activities of $928,315. For more information on the cash flows of the Company, please see the statement of cash flows included in the Company's financial statements appearing elsewhere herein.

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

ITEM 7.   FINANCIAL STATEMENTS

          The following financial statements are included herein:

          Report of Independent Registered Public Accounting Firm
          Balance Sheets as of December 31, 2006 and 2005
          Statements of Earnings for the years ended
            December 31, 2006 and 2005
          Statements of Shareholders' Equity for the
            years ended December 31, 2006 and 2005
          Statements of Cash Flows for the years ended
            December 31, 2006 and 2005
          Notes to Financial Statements
          Supplemental Schedule - Computation of Net
            Capital Under Rule 15c3-1 of the Securities and
            Exchange Commission

     Report of Independent Registered Public Accounting Firm



To the Shareholders
Woodstock Financial Group, Inc.:

We have audited the balance sheets of Woodstock Financial Group, Inc., formerly known as Raike Financial Group, Inc., as of December 31, 2006 and 2005 and the related statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodstock Financial Group, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




/s/PORTER KEADLE MOORE, LLP
Atlanta, Georgia
February 21, 2007

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)
                         Balance Sheets

                   December 31, 2006 and 2005

                                                         2006           2005
                                                      -----------    -----------
                                   Assets
                                   ------
Cash and cash equivalents                             $ 1,048,952        941,445
Clearing deposit                                          125,000        125,000
Furniture, fixtures, and equipment, at
 cost, net of accumulated depreciation
 of $115,417 and $80,317 respectively                      60,497         55,818
Deposit on premises                                             -        150,499
Building, net of accumulated depreciation
  of $28,481                                            1,248,807              -
Commissions receivable                                    585,203        721,982
Due from brokers                                           26,334         15,340
Other assets                                                1,543          8,850
                                                      -----------    -----------

                                                      $ 3,096,336      2,018,934
                                                      -----------    -----------

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Liabilities:
     Accounts payable                                 $    32,516         36,611
     Commissions payable                                  427,557        559,221
     Preferred dividends payable                           30,274         30,274
     Other liabilities                                      3,167          1,562
     Mortgage payable                                     993,412              -
                                                      -----------    -----------

            Total liabilities                         $ 1,486,926        627,668
                                                      -----------    -----------
Commitments

Shareholders' equity:
  Series A preferred stock of $.01 par
    value; 5,000,000 shares authorized,
    86,500 shares issued and outstanding
    (liquidation value of  $865,000)                          865            865
  Common stock of $.01 par value; 50,000,000
    shares authorized; 17,941,772 shares issued           179,418        179,418
  Additional paid-in capital                            3,351,228      3,351,228
  Accumulated deficit                                  (1,766,146)    (1,988,839)
  Treasury stock; 322,744 and 300,000 shares,
    carried at cost, respectively                        (155,955)      (151,406)
                                                      -----------    -----------

            Total shareholders' equity                  1,609,410      1,391,266
                                                      -----------    -----------

                                                      $ 3,096,336      2,018,934
                                                      ===========    ===========


See accompanying notes to financial statements.

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)
                     Statements of Earnings

         For the Years Ended December 31, 2006 and 2005

                                                         2006           2005
                                                      -----------    -----------
Operating income:
  Commissions                                         $ 7,980,379      6,810,664
  Interest and dividends                                  440,531        463,289
  Other fees and income                                   843,351        748,408
                                                      -----------    -----------

         Total operating income                         9,264,261      8,022,361
                                                      -----------    -----------
Operating expenses:
  Commissions to brokers                                6,993,210      6,035,262
  Clearing costs                                          184,951        175,494
  Selling, general and administrative expenses          1,747,347      1,534,637
  Interest expense                                         50,337             20
  Arbitration and/or customer settlement expense            5,175         23,792
                                                      -----------    -----------

         Total operating expenses                       8,981,020      7,769,205
                                                      -----------    -----------

         Net earnings                                 $   283,241        253,156
                                                      ===========    ===========
Net earnings per share, based on weighted average
  shares outstanding of 17,629,044 and 17,652,868
  in 2006 and 2005                                    $       .02            .01
                                                      ===========    ===========


See accompanying notes to financial statements.

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)
               Statements of Shareholders' Equity

         For the Years Ended December 31, 2006 and 2005


                                                        Additional
                                    Preferred  Common    Paid-in     Accumulated    Tresury     Total
                                      Stock    Stock     Capital       Deficit       Stock      Equity
                                      -----    -----     -------       -------       -----      ------
Balance at December 31, 2004            $ 865  179,418   3,351,228    (2,181,447)  (145,406)  1,204,658

Preferred dividends                         -        -           -       (60,548)         -     (60,548)
Purchase of treasury stock shares           -        -           -             -     (6,000)     (6,000)
    (30,000)
Net earnings                                -        -           -       253,156          -     253,156
                                        -----  -------   ---------    ----------   --------   ---------

Balance at December 31, 2005            $ 865  179,418   3,351,228    (1,988,839)  (151,406)  1,391,266

Preferred dividends                         -        -           -       (60,548)         -     (60,548)
Purchase of treasury stock shares
    (22,744)                                -        -           -             -     (4,549)     (4,549)
Net earnings                                -        -           -       283,241          -     283,241
                                        -----  -------   ---------    ----------   --------   ---------

Balance at December 31, 2006            $ 865  179,418   3,351,228    (1,766,146)  (155,955)  1,609,410
                                        =====  =======   =========    ===========  =========  =========


See accompanying notes to financial statements.

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)
                    Statements of Cash Flows

         For the Years Ended December 31, 2006 and 2005

                                                                2006         2005
                                                             -----------  -----------
Cash flows from operating activities:
  Net earnings                                               $   283,241      253,156
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                                63,025        7,225
      Change in commissions receivable                           136,779       65,568
      Change in due from brokers                                  10,944       95,017
      Change in other assets                                     (14,630)      (5,313)
      Change in accounts payable                                  (4,095)       3,874
      Change in commissions payable                             (131,664)     (61,394)
      Change in other liabilities                                  1,604      (24,970)
                                                             -----------  -----------

         Net cash provided by operating activities               345,204      333,163
                                                             -----------  -----------
Cash flows from investing activities:
  Purchases of furniture, fixtures and equipment                 (39,223)     (48,318)
  Deposit on premises                                            150,499     (150,499)
  Purchase of building                                        (1,277,288)           -
                                                             -----------  -----------

         Net cash used by investing activities                (1,166,012)    (198,817)
                                                             -----------  -----------
Cash flows from financing activities:
  Proceeds from borrowings                                     1,000,000            -
  Repayment of borrowings                                         (6,588)           -
  Cash dividends paid on preferred stock                         (60,548)     (60,344)
  Purchase of treasury stock                                      (4,549)      (6,000)
                                                             -----------  -----------

         Net cash provided (used) by financing activities        928,315      (66,344)
                                                             -----------  -----------

         Net change in cash                                      107,507       68,002

Cash at beginning of year                                        941,445      873,443
                                                             -----------  -----------

Cash at end of year                                          $ 1,048,952      941,445
                                                             ===========  ===========

Supplemental disclosure of cash paid for interest            $    50,337           20
                                                             ===========  ===========

Supplemental disclosure of non-cash financing activities:
Change in preferred dividends payable                        $         -          204
                                                             ===========  ===========

See accompanying notes to financial statements.

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)
                  Notes to Financial Statements

(1)  Description  of  Business  and  Summary   of   Significant
     ----------------------------------------------------------
     Accounting Policies
     -------------------

     Business
     --------
     Woodstock Financial Group, Inc. (the "Company") is a full service securities brokerage firm, which has been in business since 1995. During 2006, the Company changed its name from Raike Financial Group, Inc. to Woodstock Financial Group, Inc. The Company is registered as a broker-dealer with the National Association of Securities Dealers ("NASD") in 49 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company offers full service commission and fee-based money management services to individual and institutional investors. The Company maintains a custody-clearing relationship with Southwest Securities, Inc. In 2005, the Company, as a registered investment advisor, created a managed account program named "RFG Stars". Through the RFG Stars Program, the Company provides investment advisory services to clients. All RFG Stars Program client accounts are maintained with Fidelity Registered Investment Advisor Group ("FRIAG"), an arm of Fidelity Investments. FRIAG provides brokerage, custody, and clearing services to RFG Stars Program clients.

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

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flow, the Company considers all investments with an original maturity of three months or less to be a cash equivalent. As of December 31, 2006 and 2005, the Company maintained cash balances with financial institutions and brokerage companies totaling $882,827 and $761,999, respectively, that exceeded the Federal deposit insurance limits.

     Building and Furniture, Fixtures and Equipment
     Furniture, fixtures and equipment are reported at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets (three to seven years). The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant renewals and improvements are capitalized.

     The Company had paid approximately $150,000 as a deposit as of December 31, 2005 towards the purchase of a portion of an office building. The Company occupied this new office space in January 2006. The Company closed on this purchase on May 25, 2006 for a total cost of $1,273,455 financing it with a $1,000,000 loan with a 5-year balloon amortized on a 25-year basis, at a fixed rate interest rate of 8.610%. This space is being depreciated on a straight-line basis over 39 years.

     Subsequent to the closing of this commercial property purchase the Company pays a monthly fee of $4,200 in condo association fees in addition to the mortgage payment.

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)
            Notes to Financial Statements, continued

(1) Description  of  Business  and  Summary   of   Significant
    ----------------------------------------------------------
    Accounting Policies, continued
    ------------------------------

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

    Net Earnings Per Share
    ----------------------
    The Company is required to report net earnings per share on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the Company must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share." During the years ended December 31, 2006 and 2005, the Company had potential common stock issuances outstanding totaling 865,000 shares related to preferred stock and warrants. However, the effect of these potential common stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances have been excluded from the computation of net earnings per share for each year. Presented below is a summary of earnings per share for the years ended December 31, 2006 and 2005:

                                                          2006         2005
                                                       ----------   ----------

     Weighted average common shares outstanding        17,629,044   17,652,868
                                                       ==========   ==========

     Net earnings                                     $   283,241      253,156
     Preferred stock dividend                             (60,548)     (60,548)
                                                      -----------   ----------

     Net earnings attributable to common shareholders $   222,693      192,608
                                                      ===========   ==========

     Net earnings per common share                    $       .01          .01
                                                      ===========   ==========

     Stock-Based Compensation
     ------------------------
     The Company sponsors a stock-based incentive compensation plan for the benefit of certain employees. Previously, the Company had accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related
     Interpretations, whereby stock-based employee compensation costs had been reflected in net earnings, but only to the extent that the option price was less than the market value of the Company's common stock at the option grant date. The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123(R)) on the required effective date, January 1, 2006. The adoption of SFAS No.123(R) would have had no effect on prior period net earnings or earnings per share. During 2006 and 2005, the Company recognized no compensation expense related to this plan and there were no options granted during either year. As of December 31, 2006, there are no options outstanding.

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)
            Notes to Financial Statements, continued

(1)  Description  of  Business  and  Summary   of   Significant
     ----------------------------------------------------------
     Accounting Policies, continued
     ------------------------------

     Recent Accounting Pronouncements
     --------------------------------
     The following accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

     FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109
     This Interpretation clarifies that management is expected to evaluate an income tax position taken or expected to be taken for likelihood of realization before recording any amounts for such position in the financial statement. FIN 48 also requires expanded disclosure with respect to income tax positions taken that are not certain to be realized. This Interpretation is effective for fiscal years beginning after December 15, 2006, and will require management to evaluate every open tax position that exists in every jurisdiction on the date of initial adoption.

     SFAS No. 157, Fair Value Measurements
     This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

(2)  Related Party Transactions
     --------------------------
     The majority shareholder receives consulting fees in the amount of $130,000 annually. In addition, the
     Company pays a bonus equal to 2.5% of revenues to the majority shareholder. The majority shareholder's spouse also receives consulting fees of $120,000 annually. During the year ended December 31, 2006 and 2005, the majority shareholder earned a bonus of $231,606 and $200,559, respectively. Of the $231,606 bonus earned in 2006, $37,173 was forgiven.

     In 2004, the Company entered into an agreement with Pea Pod Consulting Inc., which is owned by a member of the Company's Board of Directors. This agreement calls for annual consulting fees for services related to regulatory compliance and other operational issues totaling $84,000, of which a total of $84,000 was paid during 2006 and $84,000 was paid during 2005.

(3)  Net Capital Requirements
     ------------------------
     The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2006, the Company had net capital of $1,265,641, which was $1,165,641 in excess of its required net capital of $100,000. The Company's net capital ratio was 0.39 to 1.

(4)  Income Taxes
     ------------
     The  components  of income tax expense for the  years  ended
     December 31, 2006 and 2005 are as follows:

                                             2006        2005
                                          ---------    ---------
        Current                           $       -            -
        Deferred                            108,505       99,446
        Change in valuation allowance      (108,505)     (99,446)
                                          ---------    ---------
                                          $       -            -
                                          =========    =========

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)
            Notes to Financial Statements, continued

(4)  Income Taxes, continued
     -----------------------
     The  difference  between  income  tax  expense  computed  by applying  the statutory federal income tax rate to  earnings before taxes for the years ended December 31, 2006 and  2005 is as follows:
                                                      2006          2005
                                                  ----------    ----------

        Pretax income at statutory rate           $   96,569        86,074
        State income tax, net of federal benefit      11,330        10,126
        Other                                            636         3,246
        Change in valuation allowance               (108,505)      (99,446)
                                                  ----------    ----------
                                                  $        -             -
                                                  ==========    ==========

     The following summarizes the components of deferred taxes at December 31, 2006 and 2005.

                                                         2006        2005
        Deferred income tax assets:                   ----------    ----------

        Operating loss carryforwards                  $  322,550       431,055
                                                      ----------    ----------

        Total gross deferred income tax assets           322,550       431,055

        Less valuation allowance                        (322,550)     (431,055)
                                                      ----------    ----------

        Net deferred tax asset                        $        -             -
                                                      ==========    ==========

     During 2006 and 2005, a valuation allowance was established for the entire amount of the net deferred tax asset, as the realization of the deferred tax asset is dependent on future taxable income.

     At December 31, 2006, the Company had net operating loss carryforwards for tax purposes of approximately $846,000, which will expire beginning in 2015 if not previously utilized.

(5)  Selling, General and Administrative Expenses
     --------------------------------------------
     Components of selling, general and administrative expenses, which are greater than 1% of total revenues for the years ended December 31, 2006 and 2005, are as follows:

                                              2006       2005
                                          ----------- ----------

        Consultant fees                   $   632,423    585,627
        Compensation                          336,695    237,006
        Errors & omissions insurance          113,068    120,019
        Legal and professional fees            86,362     75,968

(6)  Shareholders' Equity
     --------------------
     Stock Option Plan
     The Company sponsors an incentive stock option plan for the benefit of certain employees in order that they might purchase Company stock at a certain price. A total of 800,000 shares of the Company's common stock were reserved for possible issuance under this plan. There were no stock options granted during 2006 and 2005 and there were no stock options outstanding at December 31, 2006 or 2005.

     Perpetual Preferred Stock
     The Preferred Stock pays a cumulative annual dividend of $.70 per share. Each share of Preferred Stock is convertible into five shares of common stock at the option of the holder. Each share of Preferred Stock is mandatorily convertible into five shares of common stock upon the filing of a public offering registration statement or a change in control (as defined). The Company may redeem the Preferred Stock by giving 30-day's notice to the preferred stockholders for a redemption price of $10.00 per share, plus unpaid dividends through the redemption date. Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders. The Preferred Stock has no voting rights. As of December 31, 2006 and 2005, there were no preferred dividends in arrears.

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)
            Notes to Financial Statements, continued

(6)  Shareholders' Equity, continued
     -------------------------------
     Warrants
     In connection with the issuance of the Company's Preferred Stock, the Company issued 216,250 Class A warrants and 216,250 Class B warrants. The Class A warrants allow each holder to purchase one share of common stock for $1.50 and expired on January 31, 2006 and the Class B warrants allow each holder to purchase one share of common stock for $2.50 and expired on January 31, 2007.

(7)  Employee Retirement Plan
     ------------------------
     The Company has established a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE IRA). Employees who receive at least $5,000 of compensation for the calendar year are eligible to participate. The Company matches employee contributions dollar for dollar up to three percent of the employee's compensation. Total contributions for any employee are limited by certain regulations. During 2006 and 2005, the Company contributed approximately $8,000 and $5,000, respectively, to the plan.

                          SUPPLEMENTAL

                            SCHEDULE

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)
                      Supplemental Schedule

         Computation of Net Capital Under Rule 15c3-1 of the Securities and Exchange Commission

                        December 31, 2006


Computation of Net Capital:
--------------------------
Total shareholders' equity                            $ 1,609,410
Non-allowable assets                                     (343,769)
                                                      -----------

Tentative net capital                                   1,265,641
Haircuts                                                        -
                                                      -----------

Net capital                                             1,265,641

Minimum net capital                                       100,000
                                                      -----------

Excess net capital                                    $ 1,165,641
                                                      ===========
Aggregate Indebtedness to Net Capital Ratio:
-------------------------------------------
Aggregate indebtedness                                $   493,514
                                                      ===========

Net capital                                           $ 1,265,641
                                                      ===========

Ratio                                                   0.39 to 1
                                                      ===========


There was no significant difference between net capital as computed by the Company (included in Part II of its FOCUS report as of December 31, 2006) and the amount computed above.

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


NAME                       AGE     POSITION

William  J. Raike, III     48      Chairman, President
and CEO

Melissa  L. Whitley        30      Treasurer, CFO and Director

Morris L. Brunson          67      Director

William D. Bertsche        62      Director

Christopher Casdia         37      COO and Director

Geoffrey T. Chalmers       71      Director

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

The Audit Committee consists of Morris Brunson.

The  Compensation  Committee  consists  of  Morris  Brunson,
William Raike, and William Bertsche.

     William J. Raike, III, Chairman, President and CEO

Mr. Raike has been licensed in the financial services industry for over 20 years. His brokerage career began as a financial representative in 1985 with an NASD member brokerage headquartered in Denver, Colorado. In 1988, Mr. Raike accepted a position as Vice President and Branch Manager of the Atlanta, Georgia regional office. Mr. Raike later joined Davenport & Company, a NYSE member firm headquartered in Richmond, Virginia and subsequently owned an independently operated branch office of an NASD member firm. Mr. Raike formed Raike Financial Group, Inc. in March of 1995 and was successful in growing the company from two registered representatives and approximately $200,000 in revenues to over 100 representatives and approximately $10,000,000 in revenues by year 2000. Mr. Raike currently holds positions as Chairman of the Board, Chief Executive Officer and President and is licensed with the Series 4 (Registered Options Principal), 7 (General Securities Representative), 24 (General Securities Principal), 55 (Equity Trader), 63 (State Securities License).


     Melissa L. Whitley, Treasurer, CFO and Director

Mrs. Whitley has been with Woodstock Financial Group, Inc. since its inception in March 1995. Prior to joining Raike Financial, she was the operations manager of an independently owned OSJ branch office. Mrs. Whitley has served in several capacities during her tenure at Raike Financial including: trading operations, administrative operations, as well as accounting and payroll. Mrs. Whitley currently holds a Series 27 Financial Operations Principal License.


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


     Christopher Casdia, COO and Director

Mr. Casdia is Woodstock Financial Group's Chief Operating Officer with responsibility for achieving short and long-term financial and operational goals for the Company. Prior to joining Woodstock Financial, Mr. Casdia was the branch manager of an equity day-trading firm. His responsibilities included managing the overall risk of equity exposure, educating and training traders, and branch office profit and loss financial statements. Prior to this, Mr. Casdia served as Chief Compliance Officer and Chief Financial Officer of Barron Chase Securities. Barron Chase served a niche market in the investment banking community and had many very successful Initial Public Offerings. With Barron Chase, Mr. Casdia was responsible for overall compliance with the firm policies and the SEC financial reports that are required of all broker-dealers. Mr. Casdia holds an MBA from Kennesaw State University.


     Geoffrey T. Chalmers, Director

Mr. Chalmers is a graduate of Harvard College and Columbia Law School. He has been a practicing attorney for over 35 years in corporate and securities law, having acted as general counsel to several public and private companies, including broker-dealers. He is engaged in private practice.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation of i) our
highest-paid  officer,  and  ii)  the  Company's   officers   or
directors as a group for the year ended December 31, 2006:



NAME OR IDENTITY OF GROUP             TITLE              COMPENSATION

William  J.  Raike,  III   Chairman, President and CEO     $ 328,367
--------------------------------------------------------------------


TOTAL SALARIES FOR THE YEAR 2006 OF OFFICERS
AND DIRECTORS AS A GROUP EXCLUDING W.J. RAIKE          $   132,675
--------------------------------------------------------------------

The total bonus earned in 2006 by Mr. Raike was  $231,606.  Of that
--------------------------------------------------------------------
total bonus, $37,173 was forgiven.
---------------------------------

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

The following table sets forth the record ownership of our Common Stock as of December 31, 2006 as to (i) each person or entity who owns more than five percent (5%) of any class of our Securities (including those shares subject to outstanding options), (ii) each person named in the table appearing in "Executive Compensation", and (iii) all officers and directors of the Company as a group.

NAME & ADDRESS                   SHARES OWNED  PERCENT OF CLASS

William J. Raike, III             14,647,000      83.02%

OFFICERS & DIRECTORS AS A GROUP   14,687,000      83.25%

In May 2006 William J. Raike, III purchased a total of 2,344,000 shares of common stock from William Bertsche and Morris Brunson at $0.20 per share. As a result of this transaction, Mr. Bertsche and Mr. Brunson no longer own any shares of common stock.

To the best of our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, subject to community property laws where applicable.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The majority shareholder receives consulting fees in the amount of $130,000 annually. In addition, the Company pays a bonus equal to 2.5% of revenues to the majority shareholder. The majority shareholder's spouse also receives consulting fees of $120,000 annually. During the years ended December 31, 2006 and 2005, the majority shareholder earned a bonus of $194,433 and $200,559, respectively.

In 2004, the Company entered into an agreement with Pea Pod Consulting Inc., which is owned by a member of the Company's Board of Directors. This agreement calls for annual consulting fees for services related to regulatory compliance and other operational issues totaling $84,000, of which a total of $84,000 was paid during 2006 and $84,000 was paid during 2005.

ITEM 13.  EXHIBITS

     Exhibit
     Number         Exhibit
     ------         -------

     14.1  Code of Ethics for Officers of Woodstock Financial
           Group, Inc. dated October 15, 2004.

     31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

     31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

     32.1  Certifications Pursuant to 18 U.S.C. Section 1350, as
           Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors, Porter Keadle Moore, LLP (PKM), for the last two fiscal years.

                                      2006        2005
                                      ----        ----
         Audit fees                 $ 48,834      46,600
         Audit-related fees                -           -
         Tax fees                          -           -
         All other fees                    -           -
                                    --------    --------
                   Total fees       $ 48,834      46,600
                                    ========    -=======

Audit Fees

The aggregate fees billed by PKM for professional services rendered in connection with the (i) audit of the Company's annual financial statements for 2006 and 2005, and (ii) review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB during those fiscal years.

Audit Related Fees

The aggregate fees billed by PKM in 2006 and 2005 for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not included in "Audit Fees" above.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by PKM for tax compliance, tax advice, and tax planning.

All Other Fees

The fees billed by PKM are pre-approved by the Audit Committee of
-----------------------------------------------------------------
the  Company  in accordance with the policies and procedures  for
-----------------------------------------------------------------
the  Audit Committee.  The Audit Committee pre-approves all audit
-----------------------------------------------------------------
and  non-audit  services  provided by the  Company's  independent
-----------------------------------------------------------------
accountants  and  may not engage the independent  accountants  to
-----------------------------------------------------------------
perform  any prohibited non-audit services.  For 2006  and  2005,
-----------------------------------------------------------------
100% of the fees incurred were pre-approved.
--------------------------------------------

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                             WOODSTOCK  FINANCIAL  GROUP, INC.


                             By: /s/ William J. Raike, III
                                 ---------------------------
                                 William J. Raike, III
                                 President and Chief
                                 Executive Officer


                             By: /s/ Melissa L. Whitley
                                 --------------------------
                                 Melissa L. Whitley
                                 Chief Financial Officer

                             Date:     March 26, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William J. Raike, III
-----------------------------
William J. Raike, III
President and Chief Executive Officer, Director
(Principal Executive Officer)
Date:  March 26, 2007

/s/ Melissa L. Whitley
-----------------------------
Melissa L. Whitley
Treasurer, Chief Financial Officer and Director
Date:  March 26, 2007


/s/ Christopher Casdia
-----------------------------
Christopher Casdia
Chief Operating Officer and Director
Date:  March 26, 2007


/s/ Morris L. Brunson
-----------------------------
Morris L. Brunson
Director
Date:  March 26, 2007


/s/ William D. Bertsche
-----------------------------
William D. Bertsche
Director
Date:  March 26, 2007


/s/ Geoffrey T. Chalmers
-----------------------------
Geoffrey T. Chalmers
Director
Date:  March 26, 2007