Form 10QSB
period 2007-03-31
RAIKE FINANCIAL GROUP INC/GA
filed 2007-05-14
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2007

                               OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from __________ to __________

                Commission file number 000-32997

                 Woodstock Financial Group, Inc.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

      Georgia                    6211                  58-2161804
----------------------    --------------------     -------------------
(State of Jurisdiction     (Primary Standard        (I.R.S. Employer
  of Incorporation            Industrial           Identification No.)
  or organization)        Classification Code)

            117 Towne Lake Pkwy, Ste 200
                 Woodstock, Georgia                   30188
        ----------------------------------------   ----------
        (Address of principal executive offices)   (Zip Code)

                           770-516-6996
                        ------------------
                        (Telephone Number)

                    Raike Financial Group, Inc.
                    ---------------------------
                            (Former name)

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

        Yes   [ ]                                     No [X]

                APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
17,619,008   shares of common stock, $.01 par value per share, issued
and outstanding as of May 14, 2007.

	Transitional Small Business Disclosure Format (check one):

        YES   [ ]                                     NO [X]

                  WOODSTOCK FINANCIAL GROUP, INC.

                              INDEX

                                                               Page No.
                                                               --------

PART I	FINANCIAL INFORMATION

   Item 1. Financial Statements                                    3

           Balance Sheet (unaudited) at March 31, 2007             3

           Statements of Earnings (unaudited) for the
           Three Months Ended March 31, 2007 and 2006              4

           Statements of Cash Flows (unaudited) for the
           Three Months Ended March 31, 2007 and 2006              5

           Notes to Financial Statements (unaudited)               6

   Item 2. Management's Discussion and Analysis or Plan
           of Operation                                            7

   Item 3. Controls and Procedures                                 11

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                       12

   Item 2. Unregistered Sales of Equity Securities and
           Use of Proceeds                                         12

   Item 3. Defaults Upon Senior Securities                         12

   Item 4. Submission of Matters to a Vote of Security
           Holders                                                 12

   Item 5. Other Information                                       12

   Item 6. Exhibits                                                12












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

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  WOODSTOCK FINANCIAL GROUP, INC.

                          Balance Sheet
                           (unaudited)

                          March 31, 2007


                              Assets
                              ------
Cash and cash equivalents                              $       944,355
Clearing deposit                                               130,938
Commissions receivable                                         635,667
Furniture, fixtures, and equipment, net                         54,356
Building, net                                                1,238,974
Other assets                                                    24,547
                                                       ---------------
                                                       $     3,028,837
                                                       ===============

               Liabilities and Shareholders' Equity
               ------------------------------------

Liabilities:
Accounts payable                                       $        29,717
Commissions payable                                            499,927
Preferred dividends payable                                     15,137
Other liabilities                                                4,282
Long term mortgage payable                                     990,084
                                                       ---------------
Total Liabilities                                            1,539,147
                                                       ---------------

Shareholders' Equity:
Convertible cumulative preferred stock of
  $.01 par value; 5,000,000 shares authorized;
  86,500 shares issued and outstanding                             865
Common stock of $.01 par value; 50,000,000
  shares authorized; 17,941,752 shares issued                  179,418
Additional paid-in capital                                   3,351,227
Accumulated deficit                                         (1,885,865)
Treasury stock 322,744 shares, at cost                        (155,955)
                                                       ---------------

Total Shareholders' Equity                                   1,489,690
                                                       ---------------

                                                       $     3,028,837
                                                       ===============













See accompanying notes to unaudited financial statements.

                 WOODSTOCK FINANCIAL GROUP, INC.

                     Statements of Earnings
                          (unaudited)

       For the Three Months Ended March 31, 2007 and 2006

                                                   2007            2006
                                               ------------    ------------
Operating income:
Commissions                               $       1,671,691       2,348,793
Interest income                                     106,648         101,613
Other fees                                          160,202         220,487
                                               ------------    ------------

Total operating income                            1,938,541       2,670,893
                                               ------------    ------------

Operating expenses:
Commissions to brokers                            1,469,915       2,092,755
Clearing costs                                       64,305          53,064
Selling, general and administrative
  expenses                                          504,778         424,650
Settlement of arbitration                             4,125           1,600
                                               ------------    ------------

Total operating expenses                          2,043,123       2,572,069
                                               ------------    ------------

Net earnings                             $         (104,582)         98,824
                                               ============    ============

Basic and diluted earnings (loss)
  per share                              $            (0.01)           0.01
                                               ============    ============





























See accompanying notes to unaudited financial statements.

                   WOODSTOCK FINANCIAL GROUP, INC.

                       Statements of Cash Flows
                             (unaudited)
          For the Three Months Ended March 31, 2007 and 2006

                                                   2007             2006
                                               ------------    ------------
Cash flows from operating activities:
Net earnings (loss)                       $        (104,582)         98,824
Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation                                     15,974           7,500
    Change in commissions and
      fees receivable                               (50,464)        (49,954)
    Change in other assets                           (2,609)          7,539
    Change in accounts payable                       (2,799)          2,943
    Change in commissions payable                    72,370          77,988
    Change in other liabilities                       1,115           1,412
                                               ------------    ------------

Net cash provided (used) by operating
  activities                                        (70,995)        146,252
                                               ------------    ------------

Cash flows from investing activities
  consisting of purchases of
  furniture, fixtures and equipment                       -         (51,450)
                                               ------------    ------------

Cash flows from financing activities:
  Cash dividends paid on preferred
    stock                                           (30,274)        (30,274)
  Repayment of borrowings                            (3,328)              -
                                               ------------    ------------
       Net cash (used) by financing
       activities                                   (33,602)        (30,274)
                                               ------------    ------------

       Net change in cash                          (104,597)         64,528

Cash at beginning of period                       1,048,952         941,445
                                               ------------    ------------

Cash at end of period                               944,355       1,005,973
                                               ============    ============

Cash paid for interest                               21,069               -
                                               ============    ============














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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results of a full year's operations.

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

The Company did not grant any options for the year 2006 and did not recognize any related expense during the period. As of March 31, 2007, the Company has no options outstanding.

Item 2.

                  WOODSTOCK FINANCIAL GROUP, INC.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          For the Three Months Ended March 31, 2007 and 2006

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

Item 2.

                  WOODSTOCK FINANCIAL GROUP, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

          For the Three Months Ended March 31, 2007 and 2006


RESULTS OF OPERATIONS - QUARTERS ENDED MARCH 31, 2007 AND 2006

Total revenue for the quarter ended March 31, 2007 decreased by $732,351 or by 27% to $1,938,541 from $2,670,892 for the comparable period in 2006.

Commission revenue decreased by $677,102 or 29% to $1,671,691 from $2,348,793 for the comparable period in 2006. This decrease was principally due to a decrease in transactional business in the first quarter of 2007.

Interest income increased by $5,035 or 5% during the quarter ended March 31, 2007 compared to the same period in 2006. This slight increase is due to the increase in interest from margin accounts and customer accounts held by our clearing agent.

Fees from clearing transaction charges and other income decreased by $60,284 or 27% for the quarter ended March 31, 2007 compared to the same period in 2006. This decrease is due to the decrease in transactional business.

Total operating expenses for the quarter ended March 31, 2007 decreased by $528,945 or 21% to $2,043,123 from $2,572,068 for the same period in 2006. Total expenses decreased due primarily to a decrease in commissions paid to brokers, offset by the increase in general and administrative expenses.

Commissions to brokers decreased by $622,840 or 30% to $1,469,915 for the quarter ended March 31, 2007 from $2,092,755 in the prior year. This decrease coincides with the decrease in commission revenue during the quarter.

Clearing costs increased by $11,241 or 21% to $64,305 for the quarter ended March 31, 2007 from $53,064 in the prior year. As a percentage of commission income clearing costs were 3.8% in 2007 compared to 2.3% in 2006.

Selling, general and administrative expense increased $80,128 or 19% to $504,778 for the quarter ended March 31, 2007 from $424,650 in the prior year. This increase was due primarily to increases in salaries, legal and professional fees, and marketing. The remaining increase in expense relates to condo fees, mortgage interest and depreciation associated with the purchase of the commercial real estate, which closed during the second quarter of 2006. There is also an increase in service and equipment contracts due to the new commercial space.

Net loss was $104,582 for the quarter ended March 31, 2007 compared to net earnings of $98,824.

Item 2.

                 WOODSTOCK FINANCIAL GROUP, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

          For the Three Months Ended March 31, 2007 and 2006

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 AND 2006, continued


LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at March 31, 2007 were $1,489,690 of which $944,355 is cash.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at March 31, 2007 was $1,161,896 and our ratio of aggregate indebtedness to net capital was .47 to 1.

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

The Company's cash and cash equivalents decreased by $104,597 to $944,355 as of March 31, 2007, from $1,048,952 as of December 31,
2006. This decrease was due to a decrease in cash provided by operating activities of $70,997, and a decrease of net cash used in investing activities of $3,328, and a decrease of cash used by financing activities of $30,274.

On July 5, 2005, the Company entered into a commercial purchase and sale agreement for the purchase of a portion of an office building. The total commitment amount for this purchase was approximately $1,252,000 of which approximately $150,000 had been paid as a deposit as of December 31, 2005. The Company occupied this new office space in January 2006. The Company closed on this purchase on May 25, 2006 for a total cost of $1,273,455 financing it with a $1,000.000 loan with a 5-year balloon amortized on a 25-year basis, at a fixed interest rate of 8.610%. The Company pays a monthly condo association fee of $4,200 in addition to the mortgage payment.

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

                 WOODSTOCK FINANCIAL GROUP, INC.

Item 3.   Controls and Procedures
          -----------------------

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                    PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Currently, the Company has three pending claims in NASD
Arbitration filed by former retail customers of the Company.
The claims are not material to the business of the firm but are instead in part of the ordinary course of business for a registered broker dealer, and the Company denies any liability.

The Company won an arbitration award against a former independent contractor for the collection of monies due the Company. The Company then obtained a judgment in civil court against the former independent contractor and is attempting to collect said judgment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         Not applicable.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.


Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits
         --------

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

                                  WOODSTOCK FINANCIAL GROUP, INC.




Date:  May 14, 2007               By:  /S/WILLIAM J. RAIKE, III
                                     ---------------------------------
                                     William J. Raike, III
                                     President, Chief Executive
                                     Officer and Director




Date:  May 14, 2007               By: /S/MELISSA L. WHITLEY
                                     ---------------------------------
                                     Melissa L. Whitley
                                     Chief Financial and Accounting
                                     Officer