Form 10QSB
period 2007-06-30
WOODSTOCK FINANCIAL GROUP INC
filed 2007-08-14
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                               FORM 10-QSB

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 2007

                                   OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from           to
                                        --------     --------

                   Commission file number 000-32997

                    Woodstock Financial Group, Inc.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Georgia                 6211               58-2161804
  ------------------------------------------------------------------
 (State of Jurisdiction     (Primary Standard      (I.R.S. Employer
   of Incorporation or  Industrial Classification Identification No.)
      organization)           Code Number)

	117 Towne Lake Pkwy, Ste 200
              Woodstock, Georgia                     30188
  -----------------------------------------------------------------
   (Address of principal executive offices)        (Zip Code)



                            770-516-6996
                          ----------------
                         (Telephone Number)


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
APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
17,619,008   shares of common stock, $.01 par value per share, issued
and outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (check one): YES    NO  XX
                                                              ---     ---

               WOODSTOCK FINANCIAL GROUP, INC.

                         INDEX

                                                                     Page No.
                                                                     --------
PART I	FINANCIAL INFORMATION

  Item 1.   Financial Statements                                           3
            Balance Sheet (unaudited) at June 30, 2007                     3

            Statements of Operations (unaudited) for the Three Months
            and Six Months Ended June 30, 2007 and 2006                    4

            Statements of Cash Flows (unaudited) for the Six Months
            Ended June 30, 2007 and 2006                                   5

            Notes to Financial Statements (unaudited)                      6

  Item 2.   Management's Discussion and Analysis or Plan of Operation      7

  Item 3.   Controls and Procedures                                       11

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                             12

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds   12

  Item 3.   Defaults Upon Senior Securities                               12

  Item 4.   Submission of Matters to a Vote of Security Holders           12

  Item 5.   Other Information                                             12

  Item 6.   Exhibits                                                      12












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

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                WOODSTOCK FINANCIAL GROUP, INC.

                           Balance Sheet
                            (unaudited)

                          June 30, 2007

                              Assets
                              ------
Cash and cash equivalents                                  $   979,361
Clearing deposit                                               126,330
Commissions receivable                                         549,734
Furniture, fixtures, and equipment, net                         49,514
Building, net                                                1,229,141
Other assets                                                    25,803
                                                           -----------

                                                           $ 2,959,883
                                                           ===========

                Liabilities and Shareholders' Equity
                ------------------------------------

Liabilities:
  Accounts payable                                         $    24,802
  Commissions payable                                          401,808
  Preferred dividends payable                                   30,274
  Other liabilities                                              3,761
  Long term mortgage payable                                   987,149
                                                           -----------

        Total Liabilities                                    1,447,794
                                                           ===========
Shareholders' Equity:
  Convertible cumulative preferred stock of
    $.01 par value; 5,000,000 shares authorized;
    86,500 shares issued and outstanding                           865
  Common stock of $.01 par value; 50,000,000
    shares authorized; 17,941,752 shares issued                179,418
  Additional paid-in capital                                 3,351,228
  Accumulated deficit                                       (1,863,467)
  Treasury stock 322,744 shares, at cost                      (155,955)
                                                           -----------

        Total Shareholders' Equity                           1,512,089
                                                           -----------

                                                           $ 2,959,883
                                                           ===========












See accompanying notes to unaudited financial statements.

                  WOODSTOCK FINANCIAL GROUP, INC.

                      Statements of Operations
                           (unaudited)

  For the Three Months and the Six Months Ended June 30, 2007 and 2006

                                                      Three Months            Six Months
                                                      Ended June 30         Ended June 30
                                                      -------------         -------------

                                                     2007        2006        2007        2006
                                                     ----        ----        ----        ----
Operating income:
  Commissions                                  $   1,738,559   2,088,849   3,410,250   4,437,642
  Interest income                                     81,520     126,422     188,168     228,035
  Other fees                                         183,171     191,619     343,373     412,105
                                               ------------- ----------- ----------- -----------

        Total operating income                     2,003,250   2,406,890   3,941,791   5,077,782
                                               ------------- ----------- ----------- -----------

Operating expenses:
  Commissions to brokers                           1,498,968   1,835,536   2,968,948   3,928,290
  Clearing costs (refunds)                            (2,956)     44,026      61,349      97,090
  Selling, general and administrative expenses       468,648     419,839     973,360     844,489
  Settlement of arbitration                            1,056         250       5,181       1,850
                                               ------------- ----------- ----------- -----------

        Total operating expenses                   1,965,716   2,299,651   4,008,838   4,871,719
                                                ------------- ----------- ----------- -----------

        Net earnings (loss)                    $      37,534     107,239     (67,047)    206,063
                                               ------------- ----------- ----------- -----------

Basic and diluted earnings per share           $        0.00        0.01        0.02        0.05
                                               ------------- ----------- ----------- -----------







See accompanying notes to unaudited financial statements.

                   WOODSTOCK FINANCIAL GROUP, INC.

                     Statements of Cash Flows
                           (unaudited)
          For the Six Months Ended June 30, 2007 and 2006



                                                                     2007           2006
                                                                -----------    -----------
Cash flows from operating activities:
  Net earnings (loss)                                           $   (67,047)       206,063
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation                                                    31,948         15,000
     Change in commissions and fees receivable                       35,469        117,283
     Change in other assets                                             743        130,601
     Change in accounts payable                                      (7,714)         1,850
     Change in commissions payable                                  (25,748)       (98,600)
     Change in other liabilities                                        594          1,116
                                                                -----------    -----------

           Net cash provided (used) by operating activities         (31,755)       373,313
                                                                -----------    -----------
Cash flows from investing activities:
  Purchases of furniture, fixtures and equipment                     (1,299)       (34,263)
  Purchase of building                                                    -     (1,273,455)
                                                                -----------    -----------

           Net cash used by investing activities                     (1,299)    (1,307,718)
                                                                -----------    -----------
Cash flows used by financing activities:
  Cash dividends paid on preferred stock                            (30,274)       (30,274)
  Acquisition of treasury stock                                           -         (2,000)
  Proceeds from borrowings                                                -        999,180
  Repayment of borrowings                                            (6,263)             -
                                                                -----------    -----------

           Net cash (used) by financing activities                  (36,537)       966,906
                                                                -----------    -----------

           Net change in cash                                       (69,591)        32,501

Cash at beginning of period                                       1,048,952        941,445
                                                                -----------    -----------

Cash at end of period                                           $   979,361        973,946
                                                                ===========    ===========

Cash paid for interest                                          $    42,530          7,313
                                                                ===========    ===========











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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the results of a full year's operations.

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

(2)  Stock-Based Compensation and Subsequent Events
     ----------------------------------------------

The Company sponsors a stock-based incentive compensation plan for the benefit of certain employees.

The Company did not grant any options for the first and second quarter of 2007 and 2006 and did not recognize any related expense during the period.

During July 2007, the Company granted a total of 2,257,000 options to certain brokers with a strike price of $.01 where the market value of the Company's stock was $.15 per share at the time of grant. These options vested immediately, and the Company recognized expense related to these options of $338,550 in accordance with FAS 123 (R). The fair value of these options, using the Black-Scholes pricing model was $.15 per share.

Item 2.

                   WOODSTOCK FINANCIAL GROUP, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           For the Six Months Ended June 30, 2007 and 2006

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

Item 2.

                  WOODSTOCK FINANCIAL GROUP, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

       For the Quarters and Six Months Ended June 30, 2007 and 2006

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 2007 AND 2006

Total revenue for the quarter ended June 30, 2007 decreased by $403,639 or by 17% to $2,003,250 from $2,406,889 for the comparable period in 2006.

Commission revenue decreased by $350,290 or 17% to $1,738,559 from $2,088,849 for the comparable period in 2006. This decrease was principally due to a decrease in transactional business in the second quarter of 2007.

Interest income decreased by $44,902 or 36% during the quarter ended June 30, 2007 compared to the same period in 2006. This decrease is due to the decrease in interest from margin accounts and customer accounts held by our clearing agent, due primarily to a decrease in the Company's marginal rate received on these accounts.

Fees from clearing transaction charges and other income decreased by $8,447 or 4% for the quarter ended June 30, 2007 compared to the same period in 2006. This decrease is due to the decrease in transactional business.

Total operating expenses for the quarter ended June 30, 2007 decreased by $333,935 or 15% to $1,965,716 from $2,299,651 for the same period in 2006. Total expenses decreased due primarily to a decrease in commissions paid to brokers which is due to a decrease in transactional business, offset by a slight increase in general and administrative expenses.

Commissions to brokers decreased by $336,568 or 18% to $1,498,968 for the quarter ended June 30, 2007 from $1,835,536 in the prior year. This decrease coincides with the decrease in commission revenue during the quarter.

Clearing costs decreased by $46,982 or 107% to a credit of $2,956 for the quarter ended June 30, 2007 from $44,026 in the prior year. As a percentage of commission income clearing costs were -0.2% in 2007 compared to 2.1% in 2006. The Company received a one time credit of $57,871 as a result of certain transactions that were inadvertently charged twice due to a system programming error at the clearing house, this issue has since been rectified.

Selling, general and administrative expense increased $48,808 or 12% to $468,647 for the quarter ended June 30, 2007 from $419,839 in the prior year. This increase was due primarily to increases in salaries, legal and professional fees, and marketing. The remaining increase in expense relates to condo fees, mortgage interest and depreciation associated with the purchase of the commercial real estate, which closed during the second quarter of 2006. There is also an increase in service and equipment contracts due to the new commercial space.

Net profit was $37,534 for the quarter ended June 30, 2007 compared to net earnings of $107,239.

Item 2.

                   WOODSTOCK FINANCIAL GROUP, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

      For the Quarters and Six Months Ended June 30, 2007 and 2006

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 AND 2006, continued

Total revenue for the six months ended June 30, 2007 decreased by $1,135,991 or by 22% to $3,941,791 from $5,077,782 for the comparable period in 2006.

Commission revenue decreased by $1,027,392 or 23% to $3,410,250 from $4,437,642 for the comparable period in 2006. This decrease was principally due to a decrease in transactional business in the six months of 2007.

Interest income decreased by $39,867 or 17% during the six months ended June 30, 2007 compared to the same period in 2006. This decrease is due to the decrease in interest from margin accounts and customer accounts held by our clearing agent due primarily to a decrease in the Company's marginal rate received on these accounts.

Fees from clearing transaction charges and other income decreased by $68,732 or 17% for the six months ended June 30, 2007 compared to the same period in 2006. This decrease is due to the decrease in transactional business.

Total operating expenses for the six months ended June 30, 2007 decreased by $862,881 or 18% to $4,008,838 from $4,871,719 for the same period in 2006. Total expenses decreased due primarily to a decrease in commissions paid to brokers which is due to a decrease in transactional business, offset by an increase in general and administrative expenses.

Commissions to brokers decreased by $959,342 or 24% to $2,968,948 for the six months ended June 30, 2007 from $3,928,290 in the prior year. This decrease coincides with the decrease in commission revenue during the quarter.

Clearing costs decreased by $35,741 or 37% to $61,349 for the six months ended June 30, 2007 from $97,090 in the prior year. As a percentage of commission income clearing costs were 1.8% in 2007 compared to 2.2% in 2006. The Company received a one time credit of $57,871 as a result of certain transactions that were inadvertently charged twice due to a system programming error at the clearing house, this issue has since been rectified.

Selling, general and administrative expense increased $128,871 or 15% to $973,360 for the six months ended June 30, 2007 from $844,489 in the prior year. This increase was due primarily to increases in salaries, legal and professional fees, and marketing. The remaining increase in expense relates to condo fees, mortgage interest and depreciation associated with the purchase of the commercial real estate, which closed during the second quarter of 2006. There is also an increase in service and equipment contracts due to the new commercial space.

Net loss was $67,047 for the six months ended June 30, 2007 compared to net earnings of $206,063.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at June 30, 2007 were $1,512,088 of which $979,361 is cash.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at June 30, 2007 was $1,194,778 and our ratio of aggregate indebtedness to net capital was .39 to 1.

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

The Company's cash and cash equivalents decreased by $69,591 to $979,361 as of June 30, 2007, from $1,048,952 as of December 31, 2006.
This decrease was due to a decrease in cash provided by operating activities of $31,755, and a decrease of net cash used in investing activities of $1,299, and a decrease of cash used by financing activities of $36,538.

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


Item 3.  	Controls and Procedures
---------------------------------

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                  WOODSTOCK FINANCIAL GROUP, INC.



Date:  August 10, 2007            By:/S/WILLIAM J. RAIKE, III
                                     ------------------------------
                                     William J. Raike, III
                                     President, Chief Executive
                                     Officer and Director




Date:  August 10, 2007            By:/S/MELISSA L. WHITLEY
                                     ------------------------------
                                     Melissa L. Whitley
                                     Chief Financial and
                                     Accounting Officer