Form 10QSB
period 2007-09-30
WOODSTOCK FINANCIAL GROUP INC
filed 2007-11-13
CIK 1095373

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                            FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2007

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to ______________

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
17,619,008 shares of common stock, $.01 par value per share, issued and outstanding as of October 15, 2007.

	Transitional Small Business Disclosure Format (check one):
YES [ ]    NO [X]

                  WOODSTOCK FINANCIAL GROUP, INC.

                              INDEX

                                                               Page No.
                                                               --------
PART I    FINANCIAL INFORMATION

        Item 1. Financial Statements                              3

        Balance Sheet (unaudited) at September 30, 2007           3

        Statements of Operations (unaudited) for the
        Three Months And Nine Months Ended September 30,
        2007 and 2006                                             4

        Statements of Cash Flows (unaudited) for the Nine
        Months Ended September 30, 2007 and 2006                  5

        Notes to Financial Statements (unaudited)                 6

Item 2. Management's Discussion and Analysis or Plan
        of Operation                                              7

Item 3. Controls and Procedures                                   11

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                         12

Item 2. Unregistered Sales of Equity Securities and
        Use of Proceeds                                           12

Item 3. Defaults Upon Senior Securities                           12

Item 4. Submission of Matters to a Vote of Security Holders       12

Item 5. Other Information                                         12

Item 6. Exhibits                                                  12












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

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    WOODSTOCK FINANCIAL GROUP, INC.

                          Balance Sheet
                           (unaudited)

                        September 30, 2007

                               Assets
                               ------
Cash and cash equivalents                                 $   1,007,055
Clearing deposit                                                127,657
Commissions receivable                                          518,251
Furniture, fixtures, and equipment, net                          45,823
Building, net                                                 1,219,308
Other assets                                                     22,028
                                                          -------------

                                                          $   2,940,122
                                                          =============
                Liabilities and Shareholders' Equity
                ------------------------------------
Liabilities:
  Accounts payable                                        $      34,857
  Commissions payable                                           378,974
  Preferred dividends payable                                    15,137
  Other liabilities                                              22,641
  Long term mortgage payable                                    984,146
                                                          -------------

    Total Liabilities                                         1,435,755

Shareholders' Equity:
  Convertible cumulative preferred stock of $.01
    par value; 5,000,000 shares authorized;
    86,500 shares issued and outstanding                            865
  Common stock of $.01 par value; 50,000,000
    shares authorized;  17,941,752 shares issued                179,418
  Additional paid-in capital                                  3,689,777
  Accumulated deficit                                        (2,209,738)
  Treasury stock 322,744 shares, at cost                       (155,955)
                                                          -------------

    Total Shareholders' Equity                                1,504,367
                                                          -------------

                                                          $   2,940,122
                                                          =============










See accompanying notes to unaudited financial statements.

                    WOODSTOCK FINANCIAL GROUP, INC.

                       Statements of Operations
                              (unaudited)

             For the Three Months and the Nine Months Ended
                       September 30, 2007 and 2006

                                         Three Months                  Nine Months
                                       Ended September 30           Ended September 30

                                        2007         2006            2007         2006
                                    -----------  -----------     -----------  -----------
Operating income:
  Commissions                  $      1,653,636    1,790,974       5,063,885    6,228,616
  Interest income                        87,748      118,732         275,916      346,767
  Other fees                            179,823      198,526         523,196      610,631
                                    -----------  -----------     -----------  -----------

     Total operating income           1,921,207    2,108,232       5,862,997    7,186,014
                                    -----------  -----------     -----------  -----------

Operating expenses:
  Commissions to brokers              1,376,441    1,548,455       4,345,324    5,476,746
  Clearing costs (refunds)               42,191       39,207         103,539      136,297
  Selling, general and
    administrative expenses             807,651      447,012       1,781,078    1,291,501
  Settlement of arbitration              26,058        1,475          31,238        3,325
                                    -----------  -----------     -----------  -----------

     Total operating expenses         2,252,341    2,036,149       6,261,179    6,907,869
                                    ===========  ===========     ===========  ===========

     Net earnings (loss)               (331,134)      72,083        (398,182)     278,145
                                    ===========  ===========     ===========  ===========

Basic and diluted earnings
  per share                               (0.02)        0.00           (0.02)        0.02
                                    ===========  ===========     ===========  ===========


























See accompanying notes to unaudited financial statements.

                    WOODSTOCK FINANCIAL GROUP, INC.

                        Statements of Cash Flows
                              (unaudited)
         For the Nine Months Ended September 30, 2007 and 2006

                                                   2007           2006
                                                -----------    -----------
Cash flows from operating activities:
  Net earnings (loss)                         $    (398,182)       278,145
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:

      Depreciation                                   47,921         33,204
      Change in commissions and fees
        receivable                                   66,952        164,519
      Compensation expense related
        to stock options                            338,550              -
      Change in other assets                          3,191        133,960
      Change in accounts payable                      2,341         (2,687)
      Change in commissions payable                 (48,583)      (164,898)
      Change in other liabilities                    19,475         29,048
                                                -----------    -----------
          Net cash provided by
          operating activities                       31,665        471,291
                                                -----------    -----------
Cash flows from investing activities:
  Purchases of furniture, fixtures
    and equipment                                    (3,748)       (39,256)
  Purchase of building                                    -     (1,273,455)
                                                -----------    -----------
          Net cash used by
          investing activities                       (3,748)    (1,312,711)
                                                -----------    -----------
Cash flows used by financing activities:
  Cash dividends paid on preferred stock            (60,548)       (60,548)
  Acquisition of treasury stock                           -         (4,549)
  Proceeds from borrowings                                -        996,444
  Repayment of borrowings                            (9,266)             -
                                                -----------    -----------
          Net cash (used) by
          financing activities                      (69,814)       931,347
                                                -----------    -----------

          Net change in cash                        (41,897)        89,927

Cash at beginning of period                       1,048,952        941,445
                                                -----------    -----------

Cash at end of period                         $   1,007,055      1,031,372
                                                ===========    ===========

Cash paid for interest                        $      63,940         28,972
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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the results of a full year's operations.

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

During July 2007, the Company granted a total of 2,257,000 options to certain brokers with a strike price of $.01 where the market value of the Company's stock was $.15 per share at the time of grant. These options vested immediately, and the Company recognized expense related to these options of $338,550. The fair value of these options, using the Black-Scholes pricing model was $.15 per share.

Item 2.
                  WOODSTOCK FINANCIAL GROUP, INC.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         For the Nine Months Ended September 30, 2007 and 2006

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

Item 2.
                    WOODSTOCK FINANCIAL GROUP, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

     For the Quarters and Nine Months Ended September 30, 2007 and 2006


RESULTS OF OPERATIONS - QUARTERS ENDED SEPTEMBER 30, 2007 AND 2006

Total revenue for the quarter ended September 30, 2007 decreased by $187,025 or by 9% to $1,921,207 from $2,108,232 for the comparable period in 2006.

Commission revenue decreased by $137,338 or 8% to $1,653,636 from $1,790,974 for the comparable period in 2006. This decrease was principally due to a decrease in transactional business in the third quarter of 2007.

Interest income decreased by $30,984 or 26% during the quarter ended September 30, 2007 compared to the same period in 2006. This decrease is due to the decrease in interest from margin accounts and customer accounts held by our clearing agent, due primarily to a decrease in the Company's marginal rate received on these accounts.

Fees from clearing transaction charges and other income decreased by $18,703 or 9% for the quarter ended September 30, 2007 compared to the same period in 2006. This decrease is also due to the decrease in transactional business.

Total operating expenses for the quarter ended September 30, 2007 increased by $216,192 or 11% to $2,252,341 from $2,036,149 for the same period in 2006. Total expenses increased due primarily to the stock options granted in the third quarter, which were vested immediately. The Company recognized expense related to these options of $338,550. This increased expense was offset by a decrease in commissions paid to brokers, which is due to a decrease in transactional business.

Commissions to brokers decreased by $172,014 or 11% to $1,376,441 for the quarter ended September 30, 2007 from $1,548,455 in the prior year. This decrease coincides with the decrease in commission revenue during the quarter.

Clearing costs increased by $2,984 or 8% for the quarter ended September 30, 2007 from $39,207 in the prior year. This increase was due to an increase in option transactions while the Company's overall transactional business decreased. As a percentage of commission income clearing costs were 2.6% in 2007 compared to 2.2% in 2006. The Company received a one time credit of $57,871 during the second quarter of 2007 as a result of certain transactions that were inadvertently charged twice due to a system programming error at the clearing house; this issue has since been rectified.

Selling, general and administrative expense increased $360,639 or 81% to $807,651 for the quarter ended September 30, 2007 from $447,012 in the prior year. This increase was due primarily to the granting of stock options in July 2007, which resulted in additional expense of $338,500. The remaining increase in expense relates to condo association fees, mortgage interest and depreciation associated with the purchase of the commercial real estate, which closed during the second quarter of 2006. There is also an increase in service and equipment contracts due to the new commercial space.

Net loss was $331,134 for the quarter ended September 30, 2007 compared to net earnings of $72,083 for the comparable period in prior year.

Item 2.
                   WOODSTOCK FINANCIAL GROUP, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

    For the Quarters and Nine Months Ended September 30, 2007 and 2006


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006, continued

Total revenue for the nine months ended September 30, 2007 decreased by $1,323,017 or by 18% to $5,862,997 from $7,186,014 for the comparable period in 2006.

Commission revenue decreased by $1,164,731 or 19% to $5,063,885 from $6,228,616 for the comparable period in 2006. This decrease was principally due to a decrease in transactional business in the nine months of 2007.

Interest income decreased by $70,851 or 20% during the nine months ended Septmeber 30, 2007 compared to the same period in 2006. This decrease is due to the decrease in interest from margin accounts and customer accounts held by our clearing agent due primarily to a decrease in the Company's marginal rate received on these accounts.

Fees from clearing transaction charges and other income decreased by $87,435 or 14% for the nine months ended September 30, 2007 compared to the same period in 2006. This decrease is due to the decrease in transactional business.

Total operating expenses for the nine months ended September 30, 2007 decreased by $646,690 or 9% to $6,261,179 from $6,907,869 for the same period in 2006. Total expenses decreased due primarily to a decrease in commissions paid to brokers which is due to a decrease in transactional business.

Commissions to brokers decreased by $1,131,422 or 21% to $4,345,324 for the nine months ended September 30, 2007 from $5,476,746 in the prior year. This decrease coincides with the decrease in commission revenue during the nine months.

Clearing costs decreased by $32,758 or 24% to $103,539 for the nine months ended September 30, 2007 from $136,297 in the prior year. As a percentage of commission income clearing costs were 2.0% in 2007 compared to 2.2% in 2006. The Company received a one time credit of $57,871 during the second quarter of 2007 as a result of certain transactions that were inadvertently charged twice due to a system programming error at the clearing house, this issue has since been rectified.

Selling, general and administrative expense increased $489,577 or 38% to $1,781,078 for the nine months ended September 30, 2007 from $1,291,501 in the prior year. This increase was due primarily to the expense of $338,550 related to the granting of stock options in July 2007. The remaining increase in expense relates to condo association fees, mortgage interest and depreciation associated with the purchase of the commercial real estate, which closed during the second quarter of 2006. There is also an increase in service and equipment contracts due to the new commercial space.

Net loss was $398,182 for the nine months ended September 30, 2007 compared to net earnings of $278,145.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at September 30, 2007 were $1,504,367 of which $1,007,055 is cash.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at September 30, 2007 was $1,200,557 and our ratio of aggregate indebtedness to net capital was .38 to 1.

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

The Company's cash and cash equivalents decreased by $41,897 to $1,007,055 as of September 30, 2007, from $1,048,952 as of December 31, 2006. This overall decrease was due to cash provided by operating activities of $31,665, net cash used in investing activities of $3,748, and cash used by financing activities of $69,814.

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


Item 3.   Controls and Procedures
---------------------------------

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                  WOODSTOCK FINANCIAL GROUP, INC.




Date:  November 9, 2007           By:  /S/WILLIAM J. RAIKE, III
                                     ---------------------------------
                                     William J. Raike, III
                                     President, Chief Executive
                                     Officer and Director




Date:  November 9, 2007           By: /S/MELISSA L. WHITLEY
                                     ---------------------------------
                                     Melissa L. Whitley
                                     Chief Financial and Accounting Officer