Form 10KSB
period 2007-12-31
WOODSTOCK FINANCIAL GROUP INC
filed 2008-03-24
CIK 1095373

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities
                       Exchange Act of 1934

For fiscal year ended December 31, 2007

[ ]  Transition report under Section 13 or 15(d) of the Securities
                       Exchange Act of 1934

        For the transition period from ________ to ________

     Commission file number _______________

                WOODSTOCK FINANCIAL GROUP, INC
          --------------------------------------------
         (Name of small business issuer in its charter)

            Georgia                           58-2161804
-----------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)          Identification No.)

 117 Towne Lake Parkway, Suite 200, Woodstock, GA    30188
-----------------------------------------------------------------
    (Address of Principal Executive Offices)       (Zip Code)

Issuer's telephone number (770) 516-6996.

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

Securities registered under Section 12(g) of the Exchange Act: None
                                                               ----

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

State issuer's revenues for its most recent fiscal year: $8,067,137

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $237,762 as of March 7, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
17,619,028 as of  March 14, 2008



            DOCUMENTS INCORPORATED BY REFERENCE - N/A

Transitional Small Business Disclosure format (check one): Yes   No X
                                                              ---  ---

                        TABLE OF CONTENTS

PART I....................................................................3
  ITEM 1.  DESCRIPTION OF BUSINESS....................................... 3
  ITEM 2.  DESCRIPTION OF PROPERTY........................................7
  ITEM 3.  LEGAL PROCEEDINGS..............................................8
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............8
PART II...................................................................8
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..............8
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......9
  ITEM 7.  FINANCIAL STATEMENTS..........................................11
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE......................................24
  ITEM 8A. CONTROLS AND PROCEDURES.......................................24
  ITEM 8B. OTHER INFORMATION.............................................24
PART III.................................................................24
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
           AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF
           THE EXCHANGE ACT..............................................24
  ITEM 10. EXECUTIVE COMPENSATION........................................26
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................26
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE.........................................27
  ITEM 13. EXHIBITS......................................................27
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................27

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         Special Cautionary Notice Regarding Forward-Looking Statements

Various  matters  discussed  in this document  and  in  documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis or Plan of Operation," may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Woodstock Financial Group, Inc., formerly Raike Financial Group, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

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

                 Woodstock Financial Group, Inc.

General

The Company changed its name to Woodstock Financial Group, Inc. from Raike Financial Group, Inc. effective October 1, 2006 and is a full service securities brokerage and investment banking firm, in business since 1995. We are registered as a broker/dealer with the Financial Industry Regulatory Authority ("FINRA") and 49 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). We are subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). We offer full service commission and fee based money management services to individual and institutional investors. We maintain a custody-clearing relationship with Southwest Securities in Dallas, TX, one of the largest publicly held custodians of brokerage firm securities in the United States.

We trade securities as an agent and a principal on exchanges such as the NYSE, AMEX and NASDAQ. We maintain selling agreements with mutual fund families and insurance companies offering load and no load funds, annuities and insurance products.

Our Company headquarters is at 117 Towne Lake Parkway Suite 200, Woodstock, GA 30188, and our telephone number is (770) 516-6996. We maintain branch and other offices in a number of other jurisdictions and a complement of approximately 74 independent retail brokers. Our SEC net capital position as of December 31, 2007 and 2006 was $1,242,409 and $1,265,641 respectively.

From our beginnings in May of 1995, our annual revenues are as follows:

          Year         Revenues       No. of Reps.
          ----         --------       -----------
          1995       $  221,476             19
          1996       $  793,309             19
          1997       $1,907,486             50
          1998       $3,507,000             75
          1999       $5,987,067            100
          2000       $9,741,567             90
          2001       $5,959,712             77
          2002       $5,787,621             74
          2003       $8,341,118             69
          2004       $8,071,847             68
          2005       $8,022,361             71
          2006       $9,264,261             70
          2007       $8,067,137             74

Thus far, all expansion and growth has been funded from cash flows from operations and private sales of our securities. Our plans are to invest in advertising and recruiting efforts to continue our growth and profitability. We expand through recruiting additional registered representatives, establishing new branch offices, broadening our institutional services and creating new financial products and service offerings.

The Company's website address is www.woodstockfg.com
                                 -------------------

                            BUSINESS

Our primary sources of revenue are derived from brokerage services and related financial activities.

SECURITIES SALES SERVICES

We are a FINRA member broker-dealer providing securities sales services through a network of "independent contractor" registered representatives to several thousand retail clients. These representatives primarily retail stocks, mutual funds, variable annuities and variable life insurance products, managed account and other investment advisory and financial planning products and services. Commissions are charged on the sale of securities products, of which a percentage is shared with the representatives. Over 85% of our revenue during 2007 and 2006 has been derived from these securities sales services.

The Company's independent contractors receive a commission payout of between 80% and 90% on average.

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

Through the Woodstock site, investors have the opportunity to execute a trade at a cost which is competitive with the deep discount on-line brokerage firms. Since as a broker-dealer we already have the facilities in place to do this, this does not add a great deal of expense. All clearing services are provided by the firm's clearing agent and total cost of operations is minimal. The firm plans to enhance the site and provide several more products and services.

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

The Clearing Agent lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of our clearing agreement, we indemnify the Clearing Agent for any loss on these credit arrangements. We have implemented policies to avoid possible defaults on margin loans in the increased supervision of customers with margin loans. Margin interest for the years ending December 31, 2007 and 2006 was approximately 3.6% and 4.3%, respectively, of revenues.

REGULATION

The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the SEC and various state agencies and self-regulatory organizations, such as FINRA. We are registered as a broker-dealer with the SEC and are a member firm of FINRA. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA, which has been designated by the SEC as the Company's primary regulator. FINRA adopts rules (which are subject to approval by the SEC) that govern FINRA members and conducts periodic examinations of member firms' operations. We are also subject to regulation as a broker-dealer and investment advisor by state securities administrators in those states in which we conduct business.

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

Our mutual fund distribution business is subject to extensive regulation as to duties, affiliations, conduct and limitations on fees under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the "1940 Act"), and the regulations of FINRA. As discussed above, the Company is a FINRA member. FINRA has prescribed rules with respect to maximum commissions, charges and fees related to investment in any open-end investment company registered under the 1940 Act.

NET CAPITAL REQUIREMENTS

As a registered broker-dealer and a member firm of FINRA, we are subject to the net capital rule of the SEC. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively.

Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. We have elected to compute our net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. Our required minimum net capital is $100,000. As of December 31, 2007, we had FINRA reported net capital of $1,242,409 and our ratio of aggregate indebtedness to net capital was .42 to 1.

Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. We have met or exceeded all net capital requirements since the Company's inception. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than a specified percentage of the minimum net capital requirement. Compliance with the net capital rule could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital, which in turn, could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.

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

PERSONNEL

At  December 31, 2007, we had 11 full-time employees in  addition
to  approximately  74 registered representatives.   None  of  our
personnel is covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are located at 117 Towne Lake Parkway, Suite 200, Woodstock, Georgia 30188 where the Company purchased 7,200 square feet of office space for approximately $1.2 million. The Company closed on this purchase on May 25, 2006.

ITEM 3.  LEGAL PROCEEDINGS

Currently, the Company has no pending claims by retail customers. We are the subject of routine examinations by self regulatory organizations including the SEC, FINRA and individual states and are not aware of any regulatory examinations at this time that would have a material impact on the company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2007 and 2006

Total  revenue for the year ended December 31, 2007 decreased  by
$1,197,124  or  13%  to  $8,067,137  from  $9,264,261   for   the
comparable period in 2006.

Commission  revenue decreased by $1,035,047 or 13% to  $6,945,332 from $7,980,379 for the comparable period in 2006. The decrease was due to a decrease in transactional business.

Interest income decreased by $101,364 or 23% to 339,167 for the year ended December 31, 2007 from $440,531 compared to the same period in 2006. This decrease is due to the decrease in interest from margin accounts and customer accounts held by our clearing agent, due primarily to a decrease in the Company's marginal rate received on these accounts.

Fees from clearing transaction charges and other income decreased by $60,713, or 7% to $782,638 for the year ended December 31, 2007 from $843,351 for the same period in 2006. This decrease is due primarily to a decrease in fees from lower volume of transactional business.

Total operating expenses for the year ended December 31, 2007 decreased by $551,057 to $8,429,963 from $8,981,020 for the same period in 2006. Total expenses decreased due primarily to a decrease in commissions paid to brokers, which corresponds to the decrease in transactional business.

Commissions to brokers decreased by $1,055,035 to $5,938,175  for the  year  ended December 31, 2007 from $6,993,210 in  the  prior
year.   This  decrease  is driven by the decrease  in  commission
revenues.

Clearing costs decreased by $33,556 or 18% to $151,395 for the year ended December 31, 2007 from $184,951 in the prior year. As a percentage of commission income clearing costs were 2.2% in 2007 compared to 2.3% in 2006.

Selling, general and administrative expense increased $478,797 or 27% to $2,226,144 for the year ended December 31, 2007 compared to $1,747,347 in the prior year. This increase was due primarily to the expense of $338,550 related to the recognition of stock compensation expense in July 2007. The remaining increase in expense relates to condo association fees, mortgage interest and depreciation associated with the purchase of the commercial real estate, which closed during the second quarter of 2006. There is also an increase in service and equipment contracts due to the new commercial space. The Company has also increased its staffing, resulting in increases in salary and benefit related expenses.

The Company recorded no income tax expense or benefit for the years ended December 31, 2007and 2006. We have a net operating loss carryforward as of December 31, 2007, the utilization of which is dependent upon future taxable income.

Net  loss  was  $362,826  for the year ended  December  31,  2007 compared to net earnings of $283,241 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at December 31, 2007 were $1,524,586 of which $1,118,542 is cash and cash equivalents.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at December 31, 2007 was $1,242,409 and our ratio of aggregate indebtedness to net capital was .42 to 1.

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

The Company's cash and cash equivalents increased by $69,590 to $1,118,542 as of December 31, 2007, from $1,048,952 as of
December 31, 2006. This increase was due to cash provided by operating activities of $146,451, cash used in investing activities of $3,749, and cash used in financing activities of $73,112. For more information on the cash flows of the Company, please see the statement of cash flows included in the Company's financial statements appearing elsewhere herein.

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

ITEM 7.  FINANCIAL STATEMENTS
         The following financial statements are included herein:

         Report of Independent Registered Public Accounting Firm

         Balance Sheets as of December 31, 2007 and 2006

         Statements of Earnings for the years ended
            December 31, 2007 and 2006

         Statements of Shareholders' Equity for the years ended
            December 31, 2007 and 2006

         Statements of Cash Flows for the years ended
            December 31, 2007 and 2006

         Notes to Financial Statements

         Supplemental Schedule - Computation of Net Capital Under
            Rule 15c3-1 of the Securities and Exchange Commission

                           PKM [LOGO]

                    Porter Keadle Moore, LLP
          --------------------------------------------

     Report of Independent Registered Public Accounting Firm



To the Shareholders
Woodstock Financial Group, Inc.

We have audited the balance sheets of Woodstock Financial Group, Inc., formerly known as Raike Financial Group, Inc., as of December 31, 2007 and 2006 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodstock Financial Group, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



/s/Porter Keadle Moore, LLP
---------------------------
Atlanta, Georgia
February 23, 2008


                  Certified Public Accountants
-----------------------------------------------------------------
  Suite 1800 * 235 Peachtree Street NE * Atlanta, Georgia 30303
     Phone 404-588-4200 *  Fax 404-588-4222 *  www.pkm.com

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)

                         Balance Sheets

                   December 31, 2007 and 2006

                                                          2007           2006
                                                      ------------   ------------
                            Assets
                            ------

Cash and cash equivalents                             $  1,118,542      1,048,952
Clearing deposit                                           128,968        125,000
Furniture, fixtures, and equipment, at cost,
  net of accumulated depreciation of $139,980
  and $115,417, respectively                                38,909         60,497
Building, net of accumulated depreciation of
  $67,813 and $28,481, respectively                      1,209,479      1,248,807
Commissions receivable                                     522,658        585,203
Due from brokers                                                13         26,334
Other assets                                                12,591          1,543
                                                      ------------   ------------

                                                      $  3,031,160      3,096,336
                                                      ============   ============
              Liabilities and Shareholders' Equity
              ------------------------------------
Liabilities:
  Accounts payable                                    $     40,958         32,516
  Commissions payable                                      450,930        427,557
  Preferred dividends payable                               30,274         30,274
  Other liabilities                                          3,564          3,167
  Mortgage note                                            980,848        993,412
                                                      ------------   ------------

     Total liabilities                                $  1,506,574      1,486,926
                                                      ============   ============

Commitments

Shareholders' equity:
  Series A preferred stock of $.01 par value;
    5,000,000 shares authorized, 86,500 shares
    issued and outstanding (liquidation value
    of $865,000)                                               865            865
  Common stock of $.01 par value; 50,000,000
    shares authorized; 17,941,772 shares issued            179,418        179,418
  Additional paid-in capital                             3,689,778      3,351,228
  Accumulated deficit                                   (2,189,520)    (1,766,146)
  Treasury stock; 322,744 shares, carried at
    cost, respectively                                    (155,955)      (155,955)
                                                      ------------   ------------

     Total shareholders' equity                          1,524,586      1,609,410
                                                      ------------   ------------

                                                      $  3,031,160      3,096,336
                                                      ============   ============

See accompanying notes to financial statements.

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)

                    Statements of Operations

         For the Years Ended December 31, 2007 and 2006

                                                           2007           2006
                                                      ------------   ------------
Operating income:
  Commissions                                         $  6,945,332      7,980,379
  Interest and dividends                                   339,167        440,531
  Other fees and income                                    782,638        843,351
                                                      ------------   ------------

     Total operating income                              8,067,137      9,264,261
                                                      ------------   ------------
Operating expenses:
  Commissions to brokers                                 5,938,175      6,993,210
  Clearing costs                                           151,395        184,951
  Selling, general and administrative expenses           2,226,144      1,747,347
  Interest expense                                          85,211         50,337
  Other expense                                             29,038          5,175
                                                      ------------   ------------

     Total operating expenses                            8,429,963      8,981,020
                                                      ------------   ------------

     Net earnings (loss)                              $   (362,826)       283,241
                                                      ============   ============
Net earnings (loss) per share, based on weighted
   average shares outstanding of 17,941,772 and
   17,629,044 in 2007 and 2006, respectively          $      (0.02)          0.01
                                                      ============   ============


See accompanying notes to financial statements.

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)

               Statements of Shareholders' Equity

         For the Years Ended December 31, 2007 and 2006

                                                        Additional                              Total
                                    Preferred  Common    Paid-in     Accumulated   Treasury  Shareholders'
                                      Stock    Stock     Capital       Deficit       Stock      Equity
                                      -----    -----     -------       -------       -----      ------
Balance at December 31, 2005          $ 865  179,418   3,351,228    (1,988,839)   (151,406)  1,391,266

Preferred dividends                       -        -           -       (60,548)          -     (60,548)
Purchase of treasury stock shares
(22,744)                                  -        -           -             -      (4,549)     (4,549)
Net earnings                              -        -           -       283,241           -     283,241
                                      -----  -------   ---------     ---------     -------   ---------

Balance at December 31, 2006          $ 865  179,418   3,351,228    (1,766,146)   (155,955)  1,609,410

Preferred dividends                       -        -           -       (60,548)          -     (60,548)
Stock based compensation                  -        -     338,550             -           -     338,550
Net loss                                  -        -           -      (362,826)          -    (362,826)
                                      -----  -------   ---------     ---------     -------   ---------

Balance at December 31, 2007          $ 865  179,418   3,689,778    (2,189,520)   (155,955)  1,524,586
                                      =====  =======   =========     =========     =======   =========


See accompanying notes to financial statements.

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)

                    Statements of Cash Flows

         For the Years Ended December 31, 2007 and 2006

                                                           2007           2006
                                                      ------------   ------------
Cash flows from operating activities:
  Net earnings (loss)                                 $   (362,826)       283,241
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
     Depreciation                                           64,665         63,025
     Compensation expense related to stock
       options                                             338,550              -
     Change in clearing deposit                             (3,968)             -
     Change in commissions receivable                       62,545        136,779
     Change in due from brokers                             26,321         10,944
     Change in other assets                                (11,048)       (14,630)
     Change in accounts payable                              8,442         (4,095)
     Change in commissions payable                          23,373       (131,664)
     Change in other liabilities                               397          1,604
                                                      ------------   ------------

        Net cash provided by operating activities          146,451        345,204
                                                      ------------   ------------
Cash flows from investing activities:
  Purchases of furniture, fixtures and equipment            (3,749)       (39,223)
  Purchase of building                                           -     (1,126,789)
                                                      ------------   ------------
        Net cash used by investing activities               (3,749)    (1,166,012)
                                                      ------------   ------------
Cash flows from financing activities:
  Proceeds from borrowings                                       -      1,000,000
  Principal payments on mortgage note                      (12,564)        (6,588)
  Cash dividends paid on preferred stock                   (60,548)       (60,548)
  Purchase of treasury stock                                     -         (4,549)
                                                      ------------   ------------

        Net cash provided (used) by financing activities   (73,112)       928,315
                                                      ------------   ------------
        Net change in cash                                  69,590        107,507

Cash at beginning of year                                1,048,952        941,445
                                                      ------------   ------------

Cash at end of year                                   $  1,118,542      1,048,952
                                                      ============   ============

Supplemental disclosure of cash paid for interest     $     85,211         50,337
                                                      ============   ============


See accompanying notes to financial statements.

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)

                  Notes to Financial Statements

(1)  Description of Business and Summary of Significant Accounting
     -------------------------------------------------------------
     Policies
     --------
     Business
     --------
     Woodstock  Financial Group, Inc. (the "Company") is  a  full
     service  securities  brokerage  firm,  which  has  been   in
     business since 1995. During 2006, the Company changed its name from Raike Financial Group, Inc. to Woodstock Financial
     Group,  Inc.   The Company is registered as a  broker-dealer
     with the National Association of Securities Dealers ("NASD") in 49 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company offers full service
     commission  and  fee-based  money  management  services   to
     individual   and  institutional  investors.    The   Company
     maintains  a  custody-clearing relationship  with  Southwest
     Securities,  Inc.   In 2005, the Company,  as  a  registered
     investment advisor, created a managed account program  named
     "RFG  Stars".   Through the RFG Stars Program,  the  Company
     provides investment advisory services to clients.   All  RFG
     Stars Program client accounts are maintained with Fidelity Registered Investment Advisor Group ("FRIAG"), an arm of Fidelity Investments. FRIAG provides brokerage, custody, and clearing services to RFG Stars Program clients.

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

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flow, the Company considers all investments with an original maturity of three months or less to be a cash equivalent. As of December 31, 2007 and 2006, the Company maintained cash balances with financial institutions and brokerage companies totaling $949,952 and $882,827, respectively, that exceeded the Federal deposit insurance limits.


Building and Furniture, Fixtures and Equipment

     Building, furniture, fixtures and equipment are reported at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets as shown below:

            Furniture            5 - 7 years
            Equipment                3 years
            Building                39 years

     The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant renewals and improvements are capitalized.

     The Company closed on the purchase of its office building on May 25, 2006 for a total cost of $1,273,455, financing it with a $1,000,000 loan with a 5-year balloon amortized on a 25-year basis, at a fixed rate interest rate of 8.610%.

     Subsequent to the closing of this commercial property purchase the Company pays a monthly fee of $4,200 in condo association fees in addition to the mortgage payment.

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)

            Notes to Financial Statements, continued

(1) Description of Business and Summary of Significant Accounting
    -------------------------------------------------------------
    Policies, continued
    -------------------
    Income Taxes
    ------------
    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

    In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefit s indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

    Treasury Stock
    --------------
    Treasury  stock  is  accounted  for  by   the  cost   method.
    Subsequent  reissuances  are  accounted  for at average cost.

    Net Earnings Per Share
    ----------------------
    During the years ended December 31, 2007 and 2006, the Company had potential common stock issuances outstanding totaling 865,000 shares related to preferred stock and warrants. As of December 31, 2007, all warrants have expired. The effect of the remaining convertible preferred stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances has been excluded from the computation of net earnings per share for each year. Additionally, as of December 31, 2007, the Company had options outstanding. The effect of these options was not considered due to their antidilutive effect. Presented below is a summary of earnings per share for the years ended December 31, 2007 and 2006:

                                                    2007        2006
                                                    ----        ----
     Weighted average common shares outstanding  17,629,044   17,629,044
                                                ===========  ===========

     Net earnings (loss)                        $  (362,826)     283,241
     Preferred stock dividend                       (60,548)     (60,548)
                                                -----------  -----------
     Net earnings (loss) attributable to common
       shareholders                             $  (423,374)     222,693
                                                ===========  ===========

     Net earnings (loss) per common share       $      (.02)         .01
                                                ===========  ===========

     Stock-Based Compensation
     ------------------------
     The Company sponsors a stock-based incentive compensation plan for the benefit of certain employees. Previously, the Company had accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related
     Interpretations, whereby stock-based employee compensation costs had been reflected in net earnings, but only to the extent that the option price was less than the market value of the Company's common stock at the option grant date. The Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123(R)) on the required effective date, January 1, 2006. The adoption of SFAS No.123(R) had no effect on prior period net earnings or earnings per share.

                 WOODSTOCK FINANCIAL GROUP, INC.
              (formerly Raike Financial Group, Inc.)

            Notes to Financial Statements, continued

(1)  Description of Business and Summary of Significant Accounting
     -------------------------------------------------------------
     Policies, continued
     -------------------
     Recent Accounting Pronouncements
     --------------------------------
     The following accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

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

     SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115
     This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances.

(2)  Related Party Transactions
     --------------------------
     The majority shareholder receives consulting fees in the amount of $130,000 annually. In addition, the
     Company pays a bonus equal to 2.5% of revenues to the majority shareholder. The majority shareholder's spouse also receives consulting fees of $120,000 annually. During the year ended December 31, 2007 and 2006, the majority shareholder earned a bonus of $202,914 and $231,606, respectively. Of the $231,606 bonus earned in 2006, $37,173 was forgiven.

     In 2004, the Company entered into an agreement with Pea Pod Consulting, Inc., which is owned by a former member of the Company's Board of Directors. This agreement called for annual consulting fees for services related to regulatory compliance and other operational issues totaling $84,000, of which a total of $35,538 was paid during 2007 and $84,000 was paid during 2006. The agreement with Pea Pod Consulting, Inc. was terminated voluntarily effective April 20, 2007.

(3)  Net Capital Requirements
     ------------------------
     The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2007, the Company had net capital of $1,241,639, which was $1,141,639 in excess of its required net capital of $100,000. The Company's net capital ratio was 0.42 to 1.

(4)  Income Taxes
     ------------
     The  components  of income tax expense for the  years  ended
     December 31, 2007 and 2006 are as follows:

                                            2007          2006
                                         ---------     ---------
       Current                           $       -             -
       Deferred                           (134,027)      108,505
       Change in valuation allowance       134,027      (108,505)
                                         ---------     ---------
                                         $       -             -
                                         =========     =========

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)

            Notes to Financial Statements, continued

(4)  Income Taxes, continued
     -----------------------
     The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the years ended December 31, 2007 and 2006 is as follows:
                                                    2007        2006
                                                ----------   ---------

       Pretax income at statutory rate          $ (123,361)     96,569
       State income tax, net of federal benefit    (14,512)     11,330
       Other                                         3,846         606
       Change in valuation allowance               134,027    (108,505)
                                                ----------   ---------

                                                $        -           -
                                                ==========   =========

     The following summarizes the components of deferred taxes at December 31, 2007 and 2006.
                                                    2007        2006
                                                ----------   ----------
        Deferred income tax assets:
        Operating loss carryforwards            $  327,928      322,550
        Stock based compensation expense           128,649            -
                                                ----------   ----------

          Total gross deferred income tax assets   456,577      322,550

        Less valuation allowance                  (456,577)    (322,550)
                                                ----------   ----------

        Net deferred tax asset                  $        -            -
                                                ==========   ==========

     During 2007 and 2006, a valuation allowance was established for the entire amount of the net deferred tax asset, as the realization of the deferred tax asset is dependent on future taxable income.

     At December 31, 2007, the Company had net operating loss carryforwards for tax purposes of approximately $1.2 million which will expire beginning in 2016 if not previously utilized.

(5)  Selling, General and Administrative Expenses
     --------------------------------------------
     Components of selling, general and administrative expenses, which are greater than 1% of total revenues for the years ended December 31, 2007 and 2006, are as follows:

                                                2007        2006
                                            ----------  ----------
        Consultant fees                     $  604,406     632,423
        Compensation                           411,212     336,695
        Compensation expense related to
          stock options                        338,550           -
        Errors & omissions insurance           116,257     113,068
        Legal and professional fees            133,386      86,362

(6)  Shareholders' Equity
     --------------------
     Stock Option Plan
     The Company sponsors an incentive stock option plan for the benefit of certain employees in order that they might purchase Company stock at a certain price. Initially, a total of 800,000 shares of the Company's common stock were reserved for possible issuance under this plan. In May 2007, the Board of Directors approved increasing the total shares available for potential future option grants to approximately 6.9 million shares, from which 2,257,000 options were granted in 2007. There were no stock options granted during 2006 and there were no stock options outstanding at December 31, 2006.

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)

            Notes to Financial Statements, continued

(6)  Shareholders' Equity, continued
     -------------------------------
     Stock Option Plan, continued
     During July 2007, the Company granted a total of 2,257,000 options to certain brokers with a strike price of $.01 where the market value of the Company's stock was $.15 per share at the time of grant. These options vested immediately, and the Company recognized expense related to these options of $338,550. The fair value of these options, using the Black-Scholes pricing model was $.15 per share.

     A  summary of activity in the stock option plan is presented below:
                                             2007
                                      -------------------
                                                 Weighted
                                                 Average
                                                  Price
                                      Shares    Per Share
                                      ------    ---------

     Outstanding, beginning of year          -     $    -
                                                   ------
     Granted during the year         2,257,000        .01
     Cancelled during the year               -          -
     Exercised during the year               -          -
                                     ---------     ------
     Outstanding and exercisable,
        end of year                  2,257,000     $  .01
                                     =========     ======

     The   total  intrinsic  value  of  options  outstanding  and
     exercisable as of December 31, 2007 was $315,980.

     The Company used the following assumptions in estimating the fair value of the option awards:

     Expected volatility            .5%
     Risk-free interest rate      4.99%
     Expected life             10 years
     Dividend yield                  0%

     Perpetual Preferred Stock
     The Preferred Stock pays a cumulative annual dividend of $.70 per share. Each share of Preferred Stock is convertible into five shares of common stock at the option of the holder. Each share of Preferred Stock is mandatorily convertible into five shares of common stock upon the filing of a public offering registration statement or a change in control (as defined). The Company may redeem the Preferred Stock by giving 30-day's notice to the preferred stockholders for a redemption price of $10.00 per share, plus unpaid dividends through the redemption date. Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders. The Preferred Stock has no voting rights. As of December 31, 2007 and 2006, there were no preferred dividends in arrears.

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

(7)  Employee Retirement Plan
     ------------------------
     The Company has established a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE IRA). Employees who receive at least $5,000 of compensation for the calendar year are eligible to participate. The Company matches employee contributions dollar for dollar up to three percent of the employee's compensation. Total contributions for any employee are limited by certain regulations. During 2007 and 2006, the Company contributed approximately $9,900 and $8,000, respectively, to the plan.

                          SUPPLEMENTAL

                            SCHEDULE

                 WOODSTOCK FINANCIAL GROUP, INC.
             (formerly Raike Financial Group, Inc.)
                      Supplemental Schedule

         Computation of Net Capital Under Rule 15c3-1 of the Securities and Exchange Commission

                        December 31, 2007


Computation of Net Capital:
--------------------------

Total shareholders' equity                            $ 1,524,586
Non-allowable assets                                     (280,913)
                                                      -----------

Tentative net capital                                   1,243,673
Unsecured debits                                           (2,034)
                                                      -----------

Net capital                                             1,241,639

Minimum net capital                                       100,000
                                                      -----------

     Excess  net capital                              $ 1,141,639
                                                      ===========
Aggregate Indebtedness to Net Capital Ratio:
-------------------------------------------
Aggregate indebtedness                                $   525,726
                                                      ===========

Net capital                                           $ 1,241,639
                                                      ===========

Ratio                                                   0.42 to 1
                                                      ===========
Reconciliation with Company's computation
-----------------------------------------
(included in Part II of Form X-17A-5 as of
------------------------------------------
December 31, 2007):
-------------------
Net capital as reported in unaudited FOCUS
  report, as filed                                    $ 1,242,408

Difference in nonallowable assets                            (769)
                                                      -----------

Net capital per above                                 $ 1,241,639
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

Management's  Annual  Report on Internal Control  Over  Financial
Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange
Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of Woodstock Financial Group, Inc. registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Woodstock Financial Group, Inc. independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Woodstock Financial Group, Inc. to provide only management's report in this annual report.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Woodstock Financial Group, Inc. have been detected Woodstock Financial Group, Inc.'s internal control over financial reporting, however, are designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.


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

NAME                      AGE        POSITION
William  J. Raike, III     49        Chairman, President and CEO

Melissa  L.  Whitley       31        Treasurer, CFO and Director

Morris L. Brunson          68        Director

William D. Bertsche        63        Director

Geoffrey T. Chalmers       72        Director

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


     Melissa L. Whitley, Treasurer, CFO and Director

Mrs. Whitley has been with Woodstock Financial Group, Inc. since its inception in March 1995. Prior to joining Raike Financial, she was the operations manager of an independently owned OSJ branch office. Mrs. Whitley has served in several capacities during her tenure at Woodstock Financial Group, Inc. including: trading operations, administrative operations, as well as accounting and payroll. Mrs. Whitley currently holds a Series 27 Financial Operations Principal License.


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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation of i) our
highest-paid  officer,  and  ii)  the  Company's   officers   or
directors as a group for the year ended December 31, 2007:

NAME OR IDENTITY OF GROUP   TITLE                         COMPENSATION
William J. Raike, III       Chairman, President and CEO   $  332,914

TOTAL SALARIES FOR THE YEAR 2007 OF OFFICERS
AND DIRECTORS AS A GROUP EXCLUDING W.J. RAIKE             $   91,051

The total bonus earned in 2007 by Mr. Raike was $202,914.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the record ownership of our Common Stock as of December 31, 2007 as to (i) each person or entity who owns more than five percent (5%) of any class of our Securities (including those shares subject to outstanding options), (ii) each person named in the table appearing in "Executive Compensation", and (iii) all officers and directors of the Company as a group.

NAME & ADDRESS             SHARES OWNED   PERCENT OF CLASS
William J. Raike, III      14,647,000      83.02%

OFFICERS & DIRECTORS AS A  14,687,000      83.25%
GROUP


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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The majority shareholder receives consulting fees in the amount of $130,000 annually. In addition, the
     Company pays a bonus equal to 2.5% of revenues to the majority shareholder. The majority shareholder's spouse also receives consulting fees of $120,000 annually. During the year ended December 31, 2007 and 2006, the majority shareholder earned a bonus of $202,914 and $231,606, respectively. Of the $231,606 bonus earned in 2006, $37,173 was forgiven.

     In 2004, the Company entered into an agreement with Pea Pod Consulting, Inc., which is owned by a former member of the Company's Board of Directors. This agreement called for annual consulting fees for services related to regulatory compliance and other operational issues totaling $84,000, of which a total of $35,538 was paid during 2007 and $84,000 was paid during 2006. Pea Pod Consulting, Inc. voluntarily resigned from the agreement effective April 20, 2007 to pursue other opportunities.

ITEM 13.  EXHIBITS

     Exhibit
     Number         Exhibit
     ------         -------

     14.1  Code of Ethics for Officers of Woodstock Financial
           Group, Inc. dated October 15, 2004.

     31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

     31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

     32.1  Certifications Pursuant to 18 U.S.C. Section 1350, as
           Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors, Porter Keadle Moore, LLP (PKM), for the last two fiscal years.

                                       2007        2006
                                       ----        ----
         Audit fees                  $ 49,315      48,834
         Audit-related fees                 -           -
         Tax fees                           -           -
         All other fees                     -           -
                                     --------    --------

                  Total fees         $ 49,315      48,834
                                     ========    ========

Audit Fees

The aggregate fees billed by PKM for professional services rendered in connection with the (i) audit of the Company's annual financial statements for 2007 and 2006, and (ii) review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB during those fiscal years.

Audit Related Fees

The aggregate fees billed by PKM in 2007 and 2006 for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not included in "Audit Fees" above.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by PKM for tax compliance, tax advice, and tax planning.

All Other Fees

The fees billed by PKM are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent accountants and may not engage the independent accountants to perform any prohibited non-audit services. For 2007 and 2006, 100% of the fees incurred were pre-approved.

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


                              By:  /s/ Melissa L. Whitley
                                 ------------------------------
                                   Melissa L. Whitley
                                   Chief Financial Officer

                              Date:   March 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William J. Raike, III
-----------------------------
William J. Raike, III
President and Chief Executive Officer, Director
(Principal Executive Officer)
Date:  March 24, 2008

/s/ Melissa L. Whitley
-----------------------------
Melissa L. Whitley
Treasurer, Chief Financial Officer and Director
Date:  March 24, 2008

/s/ Morris L. Brunson
-----------------------------
Morris L. Brunson
Director
Date:  March 24, 2008

/s/ William D. Bertsche
-----------------------------
William D. Bertsche
Director
Date:  March 24, 2008

/s/ Geoffrey T. Chalmers
-----------------------------
Geoffrey T. Chalmers
Director
Date:  March 24, 2008