Form 10QSB
period 2008-03-31
WOODSTOCK FINANCIAL GROUP INC
filed 2008-05-14
CIK 1095373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended March 31, 2008
                            --------------

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or small reporting company in Rule 12b-2 of the Exchange Act.

     Large accelerated filer __      Accelerated filer __
     Non-accelerated filer   __      Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

             APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
17,619,028 shares of common stock, $.01 par value per share, issued and outstanding as of May 9, 2008.

                 WOODSTOCK FINANCIAL GROUP, INC.

                           INDEX

                                                              Page No.
                                                              --------

PART I    FINANCIAL STATEMENTS

Item 1.   Financial Statements                                   3

          Balance Sheets (unaudited) at March 31, 2008
          and (audited) at December 31, 2007                     3

          Statements of Operations (unaudited) for the
          Three Months Ended March 31, 2008 and 2007             4

          Statements of Cash Flows (unaudited) for the
          Three Months Ended March 2008 and 2007                 5

          Notes to Financial Statements (unaudited)              6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          8

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                            10

Item 4.   Controls and Procedures                                10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      11

Item 1A.  Risk Factors                                           11

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                        11

Item 3.   Defaults Upon Senior Securities                        11

Item 4.   Submission of Matters to a Vote of Security
          Holders                                                11

Item 5.   Other Information                                      11

Item 6.   Exhibits                                               11





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

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                WOODSTOCK FINANCIAL GROUP, INC.

                        Balance Sheets

                                                       March 31,     December 31,
                                                         2008            2007
                                                      ------------   ------------
                                                      (unaudited)     (audited)
                                                      ------------   ------------
                         Assets
                         ------

Cash and cash equivalents                         $      1,057,542      1,118,542
Clearing deposit                                           129,929        128,968
Commissions receivable                                     465,805        522,658
Furniture, fixtures, and equipment, at cost,
  net of accumulated depreciation of $144,920
  and $139,980, respectively                                36,455         38,909
Building, net of accumulated depreciation of
  $76,919 and $67,813 respectively                       1,200,368      1,209,479
Other assets                                                 2,672         12,604
                                                      ------------   ------------

                                                  $      2,892,771      3,031,160
                                                      ============   ============

         Liabilities and Shareholders' Equity
         ------------------------------------

Liabilities:
  Accounts payable                                $         31,275         40,958
  Commissions payable                                      375,150        450,930
  Preferred dividends payable                               15,137         30,274
  Other liabilities                                          3,288          3,564
  Long term mortgage payable                               977,483        980,848
                                                      ------------   ------------

    Total Liabilities                                    1,402,333      1,506,574

Shareholders' Equity:
  Series A preferred stock of $.01 par value;
    5,000,000 shares authorized, 86,500 shares
    issued and outstanding (liquidation  value
    of $865,000)                                               865            865
  Common stock of $.01 par value; 50,000,000
    shares authorized; 17,941,772 shares
    issued                                                 179,418        179,418
  Additional paid-in capital                             3,689,778      3,689,778
  Accumulated deficit                                   (2,223,668)    (2,189,520)
  Treasury stock 322,744 shares, carried
    at cost                                               (155,955)      (155,955)
                                                      ------------   ------------

    Total Shareholders' Equity                           1,490,438      1,524,586
                                                      ------------   ------------

                                                  $      2,892,771      3,031,160
                                                      ============   ============






See accompanying notes to unaudited financial statements.

                 WOODSTOCK FINANCIAL GROUP, INC.

                    Statements of Operations
                           (unaudited)

        For the Three Months Ended March 31, 2008 and 2007


                                                         2008            2007
                                                      ------------   ------------
Operating income:
  Commissions                                     $      1,860,494      1,671,691
  Interest income                                           41,471        106,648
  Other fees                                               197,482        160,202
                                                      ------------   ------------

    Total operating income                               2,099,447      1,938,541
                                                      ------------   ------------

Operating expenses:
  Commissions to brokers                                 1,560,199      1,469,915
  Clearing costs                                            41,625         64,305
  Selling, general and administrative expenses             516,634        508,903
                                                      ------------   ------------

    Total operating expenses                             2,118,458      2,043,123
                                                      ------------   ------------

    Net loss                                      $        (19,011)      (104,582)
                                                      ============   ============

Basic and diluted earnings per share              $          (0.00)         (0.01)
                                                      ============   ============




















See accompanying notes to unaudited financial statements.

                WOODSTOCK FINANCIAL GROUP, INC.

                    Statements of Cash Flows
                          (unaudited)
      For the Three Months Ended March 31, 2008 and 2007


                                                         2008            2007
                                                      ------------   ------------

Cash flows from operating activities:
    Net loss                                      $        (19,011)      (104,582)
    Adjustments to reconcile net earnings to
      net cash used by operating activities:
        Depreciation                                        13,277         15,974
        Change in commissions and fees receivable           56,853        (50,464)
        Change in other assets                               8,971         (2,609)
        Change in accounts payable                          (9,683)        (2,799)
        Change in commissions payable                      (75,780)        72,370
        Change in other liabilities                           (276)         1,115
                                                      ------------   ------------

          Net cash used by operating activities            (25,649)       (70,995)
                                                      ------------   ------------

Cash flows used by investing activities
  consisting of purchases of furniture,
  fixtures and equipment                                    (1,712)             -

Cash flows used by financing activities:
  Cash dividends paid on preferred stock                   (30,274)       (30,274)
  Repayment of borrowings                                   (3,365)        (3,328)
                                                      ------------   ------------

          Net cash used by financing activities            (33,639)       (33,602)
                                                      ------------   ------------

          Net change in cash                               (61,000)      (104,597)

Cash at beginning of period                              1,118,542      1,048,952
                                                      ------------   ------------

Cash at end of period                             $      1,057,542        944,355
                                                      ============   ============

Supplemental cash flow information:
  Cash paid for interest                          $         21,031         21,069
                                                      ============   ============












See accompanying notes to unaudited financial statements.

                WOODSTOCK FINANCIAL GROUP, INC.
                 Notes to Financial Statements

(1)  Organization
     ------------

Woodstock Financial Group, Inc. (the "Company") is a full service securities brokerage firm, which has been in business since 1995. During 2006, the Company changed its name from Raike Financial Group, Inc. to Woodstock Financial Group, Inc. The Company is registered as a broker-dealer with the Financial Industry Regulatory Authority ("FINRA") in 49 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board ("MSRB"). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company offers full service commission and fee-based money management services to individual and institutional investors. The Company maintains a custody-clearing relationship with Southwest Securities, Inc. In 2005, the Company, as a registered investment advisor, created a managed account program named "RFG Stars". Through the RFG Stars Program, the Company provides investment advisory services to clients. All RFG Stars Program client accounts are maintained with Fidelity Registered Investment Advisor Group ("FRIAG"), an arm of Fidelity Investments. FRIAG provides brokerage, custody, and clearing services to RFG Stars Program clients.

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results of a full year's operations.

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

The Company did not grant any options during the first quarter of 2008 and did not recognize any related expense during the period.

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

(3)  Fair Value
     ----------

On January 1, 2008, we adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 157 (SFAS No. 157), "Fair Value Measurements"(SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands the disclosures about fair value measurements. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company elected not to adopt the Statement of Financial Accounting Standards No. 159 (SFAS No. 159), Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115.

              WOODSTOCK FINANCIAL GROUP, INC.
         Notes to Financial Statements, continued

(3)  Fair Value, continued
     ---------------------

Fair Value Hierarchy
--------------------

Under SFAS 157, the Company values assets and liabilities recorded or disclosed at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

     Level 1 Valuation is based upon quoted prices for identical instruments traded in active markets.

     Level 2 Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

     Level 3 Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Because the Company has no assets or liabilities recorded or disclosed based on their fair values, the adoption of SFAS No 157 had no impact on the Company's financial statements as of March 31, 2008.

Item 2.

                 WOODSTOCK FINANCIAL GROUP, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

      For the Three Months Ended March 31, 2008 and 2007

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

Item 2.

                WOODSTOCK FINANCIAL GROUP, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, continued

          For the Quarters Ended March 31, 2008 and 2007


RESULTS OF OPERATIONS - QUARTERS ENDED MARCH 31, 2008 AND 2007

Total revenue for the quarter ended March 31, 2008 increased by $160,906 or by 8% to $2,099,447 from $1,938,541 for the comparable period in 2007.

Commission revenue increased by $188,803 or 11% to $1,860,494 from $1,671,691 for the comparable period in 2007. This increase was principally due to an increase in insurance and mutual fund business in the first quarter of 2008.

Interest income decreased by $65,177 or 61% during the quarter ended March 31, 2008 compared to the same period in 2007. This decrease in interest earned from margin accounts and customer accounts held by our clearing agent is due primarily to a decrease in the Company's marginal rate received on these accounts and the overall declining short-term rates in the market place.

Fees from clearing transaction charges and other income increased by $37,280 or 24% for the quarter ended March 31, 2008 compared to the same period in 2007. This increase is also due to the increase in transactional fees.

Total operating expenses for the quarter ended March 31, 2008 increased by $75,335 or 4% to $2,118,458 from $2,043,123 for the same period in 2007. The increased expense was due primarily to the increase in commissions paid to brokers, which is due to an increase in transactional business. This increase was partially offset by a decrease in clearing costs.

Commissions to brokers increased by $90,284 or 6% to $1,560,199 for the quarter ended March 31, 2008 from $1,469,915 in the prior year. This increase coincides with the increase in commission revenue during the quarter.

Clearing costs decreased by $22,680 or 35% to $41,625 for the quarter ended March 31, 2008 from $64,305 in the prior year. As a percentage of commission income clearing costs were 2.2% in 2008
compared to 3.8% in 2007.   This decrease is due to the change in
the mix of commissions, with an increase in commissions primarily from the insurance business.

Selling, general and administrative expense increased $11,856 or 2% to $516,634 for the quarter ended March 31, 2008 from $504,778 in the prior year. This slight increase was due to primarily increases in salaries, consultant fees, legal and professional fees, and marketing.

Net loss was $19,011 for the quarter ended March 31, 2008 compared to net loss of $104,582 for the comparable period in prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at March 31, 2008 were $1,490,438 of which $1,057,542 is cash.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at March 31, 2008 was $1,228,375 and our ratio of aggregate indebtedness to net capital was .35 to 1.

Historically, we have financed our operations through cash flow from operations and the private placement of equity securities. We have not employed any significant leverage or debt to fund operating needs.

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

The Company's cash and cash equivalents decreased by $61,000 to $1,057,542 as of March 31, 2008, from $1,118,542 as of December 31,
2007. This overall decrease was due to net cash used by operating activities of $25,649, cash used in investing activities of $1,712, and cash used by financing activities of $33,640.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable


Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 1A.   Risk Factors

      None

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

                                     WOODSTOCK FINANCIAL GROUP, INC.




Date:   May 14, 2008                 By:  /S/WILLIAM J. RAIKE, III
                                        ------------------------------
                                        William J. Raike, III
                                        President, Chief Executive
                                        Officer and Director




Date:   May 14, 2008                 By:  /S/MELISSA L. WHITLEY
                                        ------------------------------
                                        Melissa L. Whitley
                                        Chief Financial and Accounting
                                        Officer