Form 10QSB
period 2008-06-30
WOODSTOCK FINANCIAL GROUP INC
filed 2008-08-14
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to ________

Woodstock Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Georgia	6211	58-2161804
(State of Jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

117 Towne Lake Pkwy, Ste 200 Woodstock, Georgia	30188
(Address of principal executive offices)	(Zip Code)

770-516-6996

(Telephone Number)

Raike Financial Group, Inc.

(Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,619,028 shares of common stock, $.01 par value per share, issued and outstanding as of August 12, 2008.

 WOODSTOCK FINANCIAL GROUP, INC.

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (1) the Company’s financing plans; (2) trends affecting the Company’s financial condition or results of operations; (3) the Company’s growth strategy and operating strategy; and (4) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WOODSTOCK FINANCIAL GROUP, INC.

Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$1,182,450	1,118,542
Clearing deposit	130,260	128,968
Commissions receivable	640,419	522,658
Furniture, fixtures, and equipment, at cost, net of accumulated
depreciation of $149,164 and $139,980, respectively	33,395	38,909
Building, net of accumulated depreciation of $86,035 and $67,813 respectively	1,191,257	1,209,479
Other assets	6,067	12,604

	$3,183,848	3,031,160

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$32,199	40,958
Commissions payable	548,516	450,930
Preferred dividends payable	30,274	30,274
Other liabilities	3,344	3,564
Long term mortgage payable	974,271	980,848

Total Liabilities	1,588,604	1,506,574

Shareholders’ Equity:
Series A preferred stock of $.01 par value; 5,000,000 shares authorized,
86,500 shares issued and outstanding (liquidation value of $865,000)	865	865
Common stock of $.01 par value; 50,000,000 shares authorized;
17,941,772 shares issued	179,418	179,418
Additional paid-in capital	3,689,778	3,689,778
Accumulated deficit	(2,118,862)	(2,189,520)
Treasury stock 322,744 shares, carried at cost	(155,955)	(155,955)

Total Shareholders’ Equity	1,595,244	1,524,586

	$3,183,848	3,031,160

See accompanying notes to unaudited financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Operations

(unaudited)

For the Three Months and Six Months Ended June 30, 2008 and 2007

	Three Months		Six Months
	Ended June 30		Ended June 30

	2008	2007	2008	2007
Operating income:
Commissions	$1,939,983	1,738,559	3,800,477	3,410,250
Interest income	82,597	81,520	124,068	188,168
Other fees	237,687	183,171	435,169	343,373

Total operating income	2,260,267	2,003,250	4,359,714	3,941,791

Operating expenses:
Commissions to brokers	1,612,894	1,498,968	3,173,093	2,968,948
Clearing costs	32,805	(2,956)	74,430	61,349
Selling, general and administrative expenses	494,626	469,704	1,011,259	978,541

Total operating expenses	2,140,325	1,965,716	4,258,782	4,008,838

Net income (loss)	$119,942	37,534	100,932	(67,047)

Basic and diluted earnings per share	$0.01	(0.00)	0.01	(0.00)

See accompanying notes to unaudited financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Cash Flows

(unaudited)

For the Six Months Ended June 30, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net income (loss)	$100,932	(67,047)
Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation	26,632	31,948
Change in commissions and fees receivable	(117,761)	35,469
Change in other assets	5,245	743
Change in accounts payable	(8,759)	(7,714)
Change in commissions payable	97,586	(25,748)
Change in other liabilities	(220)	594

Net cash provided (used) by operating activities	103,655	(31,755)

Cash flows used by investing activities consisting of
purchases of furniture, fixtures and equipment	(2,896)	(1,299)

Cash flows used by financing activities:
Cash dividends paid on preferred stock	(30,274)	(30,274)
Repayment of borrowings	(6,577)	(6,263)

Net cash used by financing activities	(36,851)	(36,537)

Net change in cash	63,908	(69,591)

Cash at beginning of period	1,118,542	1,048,952

Cash at end of period	$1,182,450	979,361

Supplemental cash flow information:
Cash paid for interest	$41,806	42,530

See accompanying notes to unaudited financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements

(1)

Organization

Woodstock Financial Group, Inc. (the “Company”) is a full service securities brokerage firm, which has been in business since 1995.  During 2006, the Company changed its name from Raike Financial Group, Inc. to Woodstock Financial Group, Inc.  The Company is registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) in 49 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board (“MSRB”).  The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company offers full service commission and fee-based money management services to individual and institutional investors.  The Company maintains a custody-clearing relationship with Southwest Securities, Inc.  In 2005, the Company, as a registered investment advisor, created a managed account program named “RFG Stars”.  Through the RFG Stars Program, the Company provides investment advisory services to clients.  All RFG Stars Program client accounts are maintained with Fidelity Registered Investment Advisor Group (“FRIAG”), an arm of Fidelity Investments.  FRIAG provides brokerage, custody, and clearing services to RFG Stars Program clients.

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended June 30, 2008 are not necessarily indicative of the results of a full year’s operations.

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

The Company did not grant any options during the first and second quarter of 2008 and did not recognize any related expense during the period.

During July 2007, the Company granted a total of 2,257,000 options to certain brokers with a strike price of $.01 where the market value of the Company’s stock was $.15 per share at the time of grant.  These options vested immediately, and the Company recognized expense related to these options of $338,550.  The fair value of these options, using the Black-Scholes pricing model was $.15 per share.

(3)

Fair Value

On January 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements”(SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands the disclosures about fair value measurements.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company elected not to adopt the Statement of Financial Accounting Standards No. 159 (SFAS No. 159), Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115.

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements, continued

(3)

Fair Value, continued

Fair Value Hierarchy

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

Because the Company has no assets or liabilities recorded or disclosed based on their fair values, the adoption of SFAS No 157 had no impact on the Company’s financial statements as of June 30, 2008.

Item 2.

WOODSTOCK FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Quarters and Six Months Ended June 30, 2008 and 2007

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•

significant increases in competitive pressure in the financial services industries;

•

changes in political conditions or the legislative or regulatory environment;

•

general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected;

•

changes occurring in business conditions and inflation;

•

changes in technology;

•

changes in monetary and tax policies;

•

changes in the securities markets; and

•

other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Item 2.

WOODSTOCK FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Quarters and Six Months Ended June 30, 2008 and 2007

RESULTS OF OPERATIONS – QUARTERS ENDED JUNE 30, 2008 AND 2007

Total revenue for the quarter ended June 30, 2008 increased by $257,017 or by 13% to $2,260,267 from $2,003,250 for the comparable period in 2007.

Commission revenue increased by $201,424 or 12% to $1,939,983 from $1,738,559 for the comparable period in 2007.  This increase was principally due to an increase in insurance and mutual fund business in the second quarter of 2008.

Interest income increased by $1,077 or 1% during the quarter ended June 30, 2008 compared to the same period in 2007.  This slight increase is due to the increase in interest from margin accounts and customer accounts held by our clearing agent.

Fees from clearing transaction charges and other income increased by $54,516 or 30% for the quarter ended June 30, 2008 compared to the same period in 2007.  This increase is due to the increase in transactional fees.

Total operating expenses for the quarter ended June 30, 2008 increased by $174,609 or 9% to $2,140,325 from $1,965,716 for the same period in 2007.  The increased expense was due primarily to the increase in commissions paid to brokers.

Commissions to brokers increased by $113,926 or 8% to $1,612,894 for the quarter ended June 30, 2008 from $1,498,968 in the prior year.  This increase coincides with the increase in commission revenue during the quarter.

Clearing costs were $32,805 for the quarter ended June 30, 2008 from a $2,956 credit in the prior year.  As a percentage of commission income clearing costs were 1.7% in 2008 compared to -0.2% in 2007.   The Company received a one time credit of $57,871in the second quarter of 2007, as a result of certain transactions that were inadvertently charged twice due to a system programming error at the clearing house.  This issue has since been rectified.

Selling, general and administrative expense increased $24,922 or 5% to $494,626 for the quarter ended June 30, 2008 from $469,704 in the prior year.  This slight increase was due to primarily increases in salaries, consultant fees, and marketing.

Net income was $119,942 for the quarter ended June 30, 2008 compared to a net profit of $37,534 for the comparable period in prior year.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2008 AND 2007, continued

Total revenue for the six months ended June 30, 2008 increased by $417,923 or by 11% to $4,359,714 from $3,941,791 for the comparable period in 2007.

Commission revenue increased by $390,227 or 11% to $3,800,477 from $3,410,250 for the comparable period in 2007.  This increase was principally due to an increase in insurance and mutual fund business in the first and second quarter of 2008.

Interest income decreased by $64,100 or 34% during the six months ended June 30, 2008 compared to the same period in 2007.  This decrease in interest earned from margin accounts and customer accounts held by our clearing agent is due primarily to a decrease in the Company’s marginal rate received on these accounts and the overall declining short-term rates in the market place primarily during the first quarter.  As noted above, the Company experienced an improvement in margin during the second quarter.

Fees from clearing transaction charges and other income increased by $91,796 or 27% for the six months ended June 30, 2008 compared to the same period in 2007.  This increase is also due to the increase in transactional fees.

Total operating expenses for the six months ended June 30, 2008 increased by $249,944 or 6% to $4,258,782 from $4,008,838 for the same period in 2007.  The increased expense was due primarily to the increase in commissions paid to brokers.

Commissions to brokers increased by $204,145 or 7% to $3,173,093 for the six months ended June 30, 2008 from $2,968,948 in the prior year.  This increase coincides with the increase in commission revenue during the quarter.

Clearing costs increased by $13,081 or 21% to $74,430 for the six months ended June 30, 2008 from $61,349 in the prior year.  As a percentage of commission income clearing costs were 2.0% in 2008 compared to 1.8% in 2007.   The Company received a one time credit of $57,871in the second quarter of 2007, as a result of certain transactions that were inadvertently charged twice due to a system programming error at the clearing house.  This issue has since been rectified.

Selling, general and administrative expense increased $32,718 or 3% to $1,011,259 for the six months ended June 30, 2008 from $978,541 in the prior year.  This slight increase was due to primarily increases in salaries, consultant fees, and marketing.

Net income was $100,932 for the six months ended June 30, 2008 compared to a net loss of $67,047 for the comparable period in prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies.  Our total net assets at  June 30, 2008 were $1,595,244 of which $1,182,450 is cash.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  Our minimum net capital requirement is $100,000.  Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity.  Our net capital position at June 30, 2008 was $1,338,181 and our ratio of aggregate indebtedness to net capital was .46 to 1.

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

The Company's cash and cash equivalents increased by $63,908 to $1,182,450 as of June 30, 2008, from $1,118,542 as of December 31, 2007.  This overall increase was due to net cash provided by operating activities of $103,655, cash used in investing activities of $2,897, and cash used by financing activities of $36,851.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

Currently, the Company has no pending claims by retail customers. We are the subject of routine examinations by self regulatory organizations including the SEC, FINRA and individual states and are not aware of any regulatory examinations at this time that would have a material impact on the company’s financial position.

Item 1A.    Risk Factors

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

On March 27, 2008 at the company’s annual meeting, a majority of the outstanding shares of common stock re-elected the current Board Members.

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

WOODSTOCK FINANCIAL GROUP, INC.

By:	/s/ WILLIAM J. RAIKE, III
William J. Raike, III President, Chief Executive Officer and Director

Date:  August 12, 2008

By:	/s/ MELISSA L. WHITLEY
Melissa L. Whitley Chief Financial and Accounting Officer

Date:  August 12, 2008