Form 10-Q
period 2008-09-30
WOODSTOCK FINANCIAL GROUP INC
filed 2008-11-07
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,619,028 shares of common stock, $.01 par value per share, issued and outstanding as of November 6, 2008.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WOODSTOCK FINANCIAL GROUP, INC.

Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)

Cash and cash equivalents	$1,081,236	1,118,542
Clearing deposit	130,669	128,968
Commissions receivable	505,339	522,658
Furniture, fixtures, and equipment, at cost, net of accumulated
depreciation of $153,528 and $139,980, respectively	30,150	38,909
Building, net of accumulated depreciation of $95,141 and $67,813 respectively	1,182,146	1,209,479
Other assets	19,057	12,604

	$2,948,597	3,031,160

Liabilities:
Accounts payable	$24,116	40,958
Commissions payable	372,676	450,930
Preferred dividends payable	15,137	30,274
Other liabilities	17,226	3,564
Long term mortgage payable	970,990	980,848

Total Liabilities	1,400,145	1,506,574

Shareholders’ Equity:
Series A preferred stock of $.01 par value; 5,000,000 shares authorized,
86,500 shares issued and outstanding (liquidation value of $865,000)	865	865
Common stock of $.01 par value; 50,000,000 shares authorized;
17,941,772 shares issued	179,418	179,418
Additional paid-in capital	3,689,778	3,689,778
Accumulated deficit	(2,165,654)	(2,189,520)
Treasury stock 322,744 shares, carried at cost	(155,955)	(155,955)

Total Shareholders’ Equity	1,548,452	1,524,586

	$2,948,597	3,031,160

See accompanying notes to unaudited financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Operations

(unaudited)

For the Three Months and Nine Months Ended September 30, 2008 and 2007

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
Operating income:
Commissions	$1,639,227	1,653,636	5,439,703	5,063,885
Interest income	5,585	87,748	129,653	275,916
Other fees	186,592	179,823	621,761	523,196

Total operating income	1,831,404	1,921,207	6,191,117	5,862,997

Operating expenses:
Commissions to brokers	1,343,853	1,376,441	4,517,363	4,345,324
Clearing costs	34,192	42,191	108,622	103,539
Selling, general and administrative expenses	485,014	833,709	1,495,856	1,812,316

Total operating expenses	1,863,059	2,252,341	6,121,841	6,261,179

Net income (loss)	$(31,655)	(331,134)	69,276	(398,182)

Basic and diluted earnings (loss) per share	$0.00	(0.02)	0.00	(0.02)

See accompanying notes to unaudited financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Cash Flows

(unaudited)

For the Nine Months Ended September 30, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net income (loss)	$69,276	(398,182)
Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation	40,108	47,921
Change in commissions and fees receivable	17,319	66,952
Compensation expense related to stock options	-	338,550
Change in other assets	(8,154)	3,191
Change in accounts payable	(16,842)	2,341
Change in commissions payable	(78,254)	(48,583)
Change in other liabilities	13,662	19,475

Net cash provided-by operating activities	37,115	31,665

Cash flows used by investing activities consisting of
purchases of furniture, fixtures and equipment	(4,016)	(3,748)

Cash flows used by financing activities:
Cash dividends paid on preferred stock	(60,547)	(60,548)
Repayment of borrowings	(9,858)	(9,266)

Net cash used by financing activities	(70,405)	(69,814)

Net change in cash	(37,306)	(41,897)

Cash at beginning of period	1,118,542	1,048,952

Cash at end of period	$1,081,236	1,007,055

Supplemental cash flow information:
Cash paid for interest	$62,922	63,940

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results of a full year’s operations.

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

The Company did not grant any options during the first, second or third quarter of 2008 and did not recognize any related expense during the period.

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

(3)

Fair Value

On January 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands the disclosures about fair value measurements.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company elected not to adopt the Statement of Financial Accounting Standards No. 159 (SFAS No. 159), Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115.

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

Because the Company has no assets or liabilities recorded or disclosed based on their fair values, the adoption of SFAS No 157 had no impact on the Company’s financial statements as of September 30, 2008.

Item 2.

WOODSTOCK FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Quarters and Nine Months Ended September 30, 2008 and 2007

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

Item 2.

WOODSTOCK FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Quarters and Nine Months Ended September 30, 2008 and 2007

RESULTS OF OPERATIONS – QUARTERS ENDED SEPTEMBER 30, 2008 AND 2007

Total revenue for the quarter ended September 30, 2008 decreased by $89,804 or by 5% to $1,831,403 from $1,921,207 for the comparable period in 2007.

Commission revenue slightly decreased by $14,409 or 1% to $1,639,227 from $1,653,636 for the comparable period in 2007.

Interest income decreased by $82,163 or 94% during the quarter ended September 30, 2008 compared to the same period in 2007.  This decrease is due to the clearing agent having inadvertently paid the Company interest in the second quarter that it was not entitled to of approximately $40,000.  The error was corrected in the third quarter when funds were returned to clearing agent.

Fees from clearing transaction charges and other income increased by $6,768 or 4% for the quarter ended September 30, 2008 compared to the same period in 2007.  This increase is due to an increase in the ticket charges for transactions charged to brokers.

Total operating expenses for the quarter ended September 30, 2008 decreased by $389,283 or 17% to $1,863,058 from $2,252,341 for the same period in 2007.  The decreased expense was due primarily to the decrease in selling, general and administrative expenses.

Commissions to brokers decreased by $32,588 or 2% to $1,343,853 for the quarter ended September 30, 2008 from $1,376,441 in the prior year.  This decrease coincides with the decrease in commission revenue during the quarter.

Clearing costs were $34,192 for the quarter ended September 30, 2008 from $42,191 the prior year.  As a percentage of commission income clearing costs were 2.1% in 2008 compared to 2.6% in 2007.

Selling, general and administrative expense decreased $348,695 or 42% to $485,014 for the quarter ended September 30, 2008 from $833,709 in the prior year.  This decrease was due primarily to $338,550 in stock option expense recognized in the third quarter of 2007.  There have been no stock options granted during 2008, and therefore no related compensation expense.

Net loss was $31,655 for the quarter ended September 30, 2008 compared to a net loss of $331,134 for the comparable period in prior year.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Total revenue for the nine months ended September 30, 2008 increased by $328,120 or by 6% to $6,191,117 from $5,862,997 for the comparable period in 2007.

Commission revenue increased by $375,818 or 7% to $5,439,703 from $5,063,885 for the comparable period in 2007.  This increase was principally due to an increase in insurance and mutual fund business in the first and second quarters of 2008.

Interest income decreased by $142,263 or 53% during the nine months ended September 30, 2008 compared to the same period in 2007.  This decrease in interest earned from margin accounts and customer accounts held by our clearing agent is due primarily to a decrease in the Company’s marginal rate received on these accounts and the overall declining short-term rates in the market place. Also, during the second quarter the clearing agent inadvertently paid the Company interest that it was not entitled to.  The error was corrected in the third quarter when funds were returned to clearing agent.

Fees from clearing transaction charges and other income increased by $98,565 or 19% for the nine months ended September 30, 2008 compared to the same period in 2007.  This increase is also due to the increase in transactional fees.

Total operating expenses for the nine months ended September 30, 2008 decreased by $139,338 or 2% to $6,121,841 from $6,261,179 for the same period in 2007.  The decreased expense was due primarily to the decrease in selling, general and administrative expenses.

Commissions to brokers increased by $280,661 or 6% to $4,625,985 for the nine months ended September 30, 2008 from $4,345,324 in the prior year.  This increase coincides with the increase in commission revenue during the quarter first and second quarter.

Clearing costs increased by $5,083 or 5% to $108,622 for the nine months ended September 30, 2008 from $103,539 in the prior year.  As a percentage of commission income clearing costs were 2.0% in 2008 compared to 2.0% in 2007.   The Company received a one-time credit of $57,871in the second quarter of 2007, as a result of certain transactions that were inadvertently charged twice due to a system programming error at the clearing house.  This issue has since been rectified.

Selling, general and administrative expense decreased $425,081 or 23% to $1,387,235 for the nine months ended September 30, 2008 from $1,812,316 in the prior year.  This decrease was due primarily to $338,550 in stock option expense recognized in the third quarter of 2007.  There have been no stock options granted during 2008, and therefore no related compensation expense.

Net income was $69,276 for the nine months ended September 30, 2008 compared to a net loss of $398,182 for the comparable period in prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies.  Our total net assets at September 30, 2008 were $1,548,452 of which $1,081,236 is cash.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  Our minimum net capital requirement is $100,000.  Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity.  Our net capital position at September 30, 2008 was $1,288,088 and our ratio of aggregate indebtedness to net capital was .33 to 1.

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

The Company's cash and cash equivalents decreased by $37,306 to $1,081,236 as of September 30, 2008, from $1,118,542 as of December 31, 2007.  This overall decrease was due to net cash provided by operating activities of $37,116, offset by cash used in investing activities of $4,016, and in financing activities of $70,406.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not invest or trade in market sensitive instruments.

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

Currently, the Company has no pending claims by retail customers. We are the subject of routine examinations by self-regulatory organizations including the SEC, FINRA and individual states and are not aware of any regulatory examinations at this time that would have a material impact on the company’s financial position.

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

Date:  November 6, 2008

By:	/s/ MELISSA L. WHITLEY
Melissa L. Whitley Chief Financial and Accounting Officer

Date:  November 6, 2008