Form 10-K
period 2008-12-31
WOODSTOCK FINANCIAL GROUP INC
filed 2009-03-23
CIK 1095373

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2008

☐

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to _______________

Commission file number ___________

WOODSTOCK FINANCIAL GROUP, INC
(Name of small business issuer in its charter)
Georgia	58-2161804
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
117 Towne Lake Parkway, Suite 200, Woodstock, GA	30188
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 516-6996.

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or small reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Average Bid $0.07 and Average Ask $0.09 as of June 30, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 17,619,028 as of March 4, 2009

DOCUMENTS INCORPORATED BY REFERENCE – N/A

TABLE OF CONTENTS

PART I

3

ITEM 1.     DESCRIPTION OF BUSINESS

3

ITEM 1A.  RISK FACTORS

3

ITEM 2.     DESCRIPTION OF PROPERTY

7

ITEM 3.     LEGAL PROCEEDINGS

7

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

8

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

8

ITEM 6.     SELECTED FINANCIAL DATA

8

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

8

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

9

ITEM 8.     FINANCIAL STATEMENTS

10

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

23

ITEM 9A.  CONTROLS AND PROCEDURES

23

ITEM 9B.  OTHER INFORMATION

23

PART III

24

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

24

ITEM 11.   EXECUTIVE COMPENSATION

25

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

25

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

26

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

26

ITEM 15.   EXHIBITS

27

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis or Plan of Operation,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Woodstock Financial Group, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•

The effects of future economic conditions;

•

Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•

The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; and

•

The effects of competition from other financial institutions and financial service providers operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering products and services by mail, telephone, and computer and the Internet.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 1A.

RISK FACTORS

This item is not required.

Woodstock Financial Group, Inc.

General

The Company is a full service securities brokerage and investment banking firm, in business since 1995. We are registered as a broker/dealer with the Financial Industry Regulatory Authority (“FINRA”) and 50 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board (“MSRB”). We are subject to net capital and other regulations of the U.S. Securities and Exchange Commission (“SEC”). We offer full service commission and fee based money management services to individual and institutional investors. We maintain a custody-clearing relationship with Southwest Securities, Inc. in Dallas, Texas, one of the largest publicly held custodians of brokerage firm securities in the United States.

We trade securities as an agent and a principal on exchanges such as the NYSE, AMEX and NASDAQ. We maintain selling agreements with mutual fund families and insurance companies offering load and no load funds, annuities and insurance products.

Our Company headquarters is at 117 Towne Lake Parkway Suite 200, Woodstock, GA 30188, and our telephone number is (770) 516-6996. We maintain branch and other offices in a number of other jurisdictions and a complement of approximately 110 independent retail brokers. Our SEC net capital position as of December 31, 2008 and 2007 was $1,154,757 and $1,242,409 respectively.

From our beginnings in May of 1995, our annual revenues are as follows:

Year	Revenues	No. of Reps.
1995	$ 221,476	19
1996	$ 793,309	19
1997	$1,907,486	50
1998	$3,507,000	75
1999	$5,987,067	100
2000	$9,741,567	90
2001	$5,959,712	77
2002	$5,787,621	74
2003	$8,341,118	69
2004	$8,071,847	68
2005	$8,022,361	71
2006	$9,264,261	70
2007	$8,067,137	74
2008	$8,056,893	110

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

The Company’s website address is www.woodstockfg.com

BUSINESS

Our primary sources of revenue are derived from brokerage services and related financial activities.

SECURITIES SALES SERVICES

We are a FINRA member broker-dealer providing securities sales services through a network of "independent contractor" registered representatives to several thousand retail clients. These representatives primarily retail stocks, mutual funds, variable annuities and variable life insurance products, managed account and other investment advisory and financial planning products and services. Commissions are charged on the sale of securities products, of which a percentage is shared with the representatives. Over 85% of our revenue during 2008 and 2007 has been derived from these securities sales services.

The Company’s independent contractors receive a commission payout of between 80% and 90% on average.

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

INTERNET TRADING

Trading investments on the Internet has become a standard among many investors. We believe that this method of trading will grow. We created our Woodstock Discount Brokerage Division (“Woodstock”) in early 1998 to participate in this growth area as well as to diversify the firm’s operations and assets. This capacity to offer Internet trading complements our full service business by attracting cost conscious investors who normally would not have been interested in the firm. This in turn enhances our ability to “cross market” other products and services specifically tailored to meet the Internet needs of our clients. As the information age continues to integrate our lives, new Internet business opportunities will arise and we hope to make these opportunities a large part of our growth. In doing so, Internet trading will give clients more opportunity to trade directly as well as allow for the electronic delivery of documents and information.

Through the Woodstock site, investors have the opportunity to execute a trade at a cost which is competitive with the deep discount on-line brokerage firms. Since as a broker-dealer we already have the facilities in place to do this, this does not add a great deal of expense. All clearing services are provided by the firm’s clearing agent and total cost of operations is minimal. The firm plans to enhance the site and provide several more products and services.

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

The expanded services include:

•

Improved sales and business development education and support services

•

Better continuing education programs

•

Enhanced electronic order processing, communications and record keeping

•

Improved compliance support and communications

•

Better contact with product and service suppliers

We also intend to expand our investment banking activities, hiring additional brokers and marketing specialized products to retail and institutional clients.

CLEARING AGENT AND CUSTOMER CREDIT

We currently use Southwest Securities, Inc. as our clearing agent on a fully disclosed basis (the "Clearing Agent"). The Clearing Agent processes all securities transactions and maintains the accounts of customers. Customer accounts are protected through the Securities Investor Protection Corporation (“SIPC”) for up to $500,000, with coverage of cash balances limited to $100,000. The Clearing Agent provides through an Excess Securities Bond an additional aggregate protection of $19.5 million per account above the SIPC coverage.

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

The Clearing Agent lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of our clearing agreement, we indemnify the Clearing Agent for any loss on these credit arrangements. We have implemented policies to avoid possible defaults on margin loans in the increased supervision of customers with margin loans. Margin interest for the years ending December 31, 2008 and 2007 was approximately 1.6% and 3.6%, respectively, of revenues.

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

Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. We have elected to compute our net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. Our required minimum net capital is $100,000. As of December 31, 2008, we had FINRA reported net capital of $1,154,757 and our ratio of aggregate indebtedness to net capital was .44 to 1.

Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. We have met or exceeded all net capital requirements since the Company’s inception. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than a specified percentage of the minimum net capital requirement. Compliance with the net capital rule could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital, which in turn, could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.

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

PERSONNEL

At December 31, 2008, we had 15 full-time employees in addition to approximately 110 registered representatives. None of our personnel is covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

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

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Company’s Common Stock is traded on the NASDAQ OTC Bulletin Board under the symbol “WSFL.OB”.

(b)

Not applicable.

(c)

Not applicable.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

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

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2008 and 2007

Total revenue for the year ended December 31, 2008 decreased by $10,244 to $8,056,893 from $8,067,137 for the comparable period in 2007.

Commission revenue increased by $83,407or 1% to $7,028,739 from $6,945,332 for the comparable period in 2007.  The increase was due to a slight increase in managed accounts and insurance revenue.

Interest income decreased by $168,195 or 50% to 170,972 for the year ended December 31, 2008 from $339,167 compared to the same period in 2007. This decrease is due to the decrease in interest from margin accounts and customer accounts held by our clearing agent, due primarily to a decrease in the Company’s marginal rate received on these accounts.

Fees from clearing transaction charges and other income increased by $74,544, or 10% to $857,182 for the year ended December 31, 2008 from $782,638 for the same period in 2007. This increase is due primarily to an increase in transactional fees.

Total operating expenses for the year ended December 31, 2008 decreased by $374,031 to $8,055,932 from $8,429,963 for the same period in 2007. Total expenses decreased due primarily to an expense of $338,550 related to the recognition of stock based compensation expense taken in July 2007.

Commissions to brokers decreased by $91,611 to $5,846,564 for the year ended December 31, 2008 from $5,938,175 in the prior year. This decrease is driven by the decrease in commission revenues of transactional business.

Clearing costs decreased by $4,421 or 3% to $146,974 for the year ended December 31, 2008 from $151,395 in the prior year. As a percentage of commission income clearing costs were 2.1% in 2008 compared to 2.2% in 2007.

Selling, general and administrative expense decreased $249,793 or 11% to $1,976,351 for the year ended December 31, 2008 compared to $2,226,144 in the prior year. This decrease was due primarily to the expense of $338,550 related to the recognition of stock compensation expense taken in July 2007, offset by a slight increase in consulting, error and omissions insurance,  marketing and salaries.

The Company recorded no income tax expense or benefit for the years ended December 31, 2008 and 2007. We have a net operating loss carryforward as of December 31, 2008, the utilization of which is dependent upon future taxable income.

Net profit was $961 for the year ended December 31, 2008 compared to net loss of $362,826 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at December 31, 2008 were $1,464,999 of which $976,450 is cash and cash equivalents.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1). The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not exceed 15 to 1. Our minimum net capital requirement is $100,000. Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity. Our net capital position at December 31, 2008 was $1,154,757 and our ratio of aggregate indebtedness to net capital was .44 to 1.

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

The Company's cash and cash equivalents decreased by $142,092 to $976,450 as of December 31, 2008, from $1,118,542 as of December 31, 2007. This decrease was due to cash used by operating activities of $64,088, cash used in investing activities of $4,016, and cash used in financing activities of $73,998. For more information on the cash flows of the Company, please see the statement of cash flows included in the Company’s financial statements appearing elsewhere herein.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not invest or trade in market sensitive investments.

ITEM 8.

FINANCIAL STATEMENTS

The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2008 and 2007

Statements of Earnings for the years ended December 31, 2008 and 2007

Statements of Shareholders’ Equity for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Financial Statements

Supplemental Schedule – Computation of Net Capital Under Rule 15c3-1 of the Securities and Exchange Commission

Report of Independent Registered Public Accounting Firm

To the Shareholders

Woodstock Financial Group, Inc.

We have audited the balance sheets of Woodstock Financial Group, Inc. as of December 31, 2008 and 2007 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodstock Financial Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

February 24, 2009

Certified Public Accountants
Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 • www.pkm.com

WOODSTOCK FINANCIAL GROUP, INC.

Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets

Cash and cash equivalents	$976,450	$1,118,542
Clearing deposit	130,887	128,968
Furniture, fixtures, and equipment, at cost, net of accumulated depreciation of $157,892 and $139,980, respectively	25,786	38,909
Building, net of accumulated depreciation of $104,253 and $67,813, respectively	1,173,035	1,209,479
Commissions receivable	555,309	522,658
Other assets	78,829	12,604

	$2,940,296	$3,031,160

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable	$46,710	$40,958
Commissions payable	427,426	450,930
Mortgage note	967,408	980,848
Preferred dividends payable	30,274	30,274
Other liabilities	3,479	3,564

Total liabilities	1,475,297	1,506,574

Commitments

Shareholders’ equity:
Series A preferred stock of $.01 par value; 5,000,000 shares authorized, 86,500 shares issued and outstanding (liquidation value of $865,000)	865	865
Common stock of $.01 par value; 50,000,000 shares authorized; 17,941,772 shares issued	179,418	179,418
Additional paid-in capital	3,689,778	3,689,778
Accumulated deficit	(2,249,107)	(2,189,520)
Treasury stock; 322,744 shares, carried at cost, respectively	(155,955)	(155,955)

Total shareholders’ equity	1,464,999	1,524,586

	$2,940,296	$3,031,160

See accompanying notes to financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Operations

For the Years Ended December 31, 2008 and 2007

	2008	2007

Operating income:
Commissions	$7,028,739	$6,945,332
Interest and dividends	170,972	339,167
Other fees and income	857,182	782,638

Total operating income	8,056,893	8,067,137

Operating expenses:
Commissions to brokers	5,846,564	5,938,175
Clearing costs	146,974	151,395
Selling, general and administrative expenses	1,976,351	2,226,144
Interest expense	83,778	85,211
Other expense	2,265	29,038

Total operating expenses	8,055,932	8,429,963

Net earnings (loss)	$961	$(362,826)

Net earnings (loss) per share, based on weighted average shares outstanding of 17,619,028 for the periods ended December 31, 2008 and 2007	$0.00	$(0.02)

See accompanying notes to financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Shareholders’ Equity

For the Years Ended December 31, 2008 and 2007

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2006	$865	$179,418	$3,351,228	$(1,766,146)	$(155,955)	$1,609,410

Preferred dividends	-	-	-	(60,548)	-	(60,548)
Stock based compensation	-	-	338,550	-	-	338,550
Net loss	-	-	-	(362,826)	-	(362,826)

Balance at December 31, 2007	865	179,418	3,689,778	(2,189,520)	(155,955)	1,524,586

Preferred dividends	-	-	-	(60,548)	-	(60,548)
Net earnings	-	-	-	961	-	961

Balance at December 31, 2008	$865	$179,418	$3,689,778	$(2,249,107)	$(155,955)	$1,464,999

See accompanying notes to financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net earnings (loss)	$961	$(362,826)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	53,583	64,665
Compensation expense related to stock options	-	338,550
Change in clearing deposit	(1,919)	(3,968)
Change in commissions receivable	(32,651)	62,545
Change in due from brokers	(11,107)	26,321
Change in other assets	(55,118)	(11,048)
Change in accounts payable	5,752	8,442
Change in commissions payable	(23,504)	23,373
Change in other liabilities	(85)	397

Net cash provided (used) by operating activities	(64,088)	146,451

Cash flows from investing activities consisting of purchases of furniture, fixtures and equipment	(4,016)	(3,749)

Cash flows from financing activities:
Principal payments on mortgage note	(13,440)	(12,564)
Cash dividends paid on preferred stock	(60,548)	(60,548)

Net cash used by financing activities	(73,988)	(73,112)

Net change in cash	(142,092)	69,590

Cash at beginning of year	1,118,542	1,048,952

Cash at end of year	$976,450	$1,118,542

Supplemental disclosure of cash paid for interest	$83,778	$85,211

See accompanying notes to financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements

(1)

Description of Business and Summary of Significant Accounting Policies

Business

Woodstock Financial Group, Inc. (the “Company”) is a full service securities brokerage firm, which has been in business since 1995. The Company is registered as a broker-dealer with the Financial Regulatory Authority (“FINRA”) in 50 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board (“MSRB”). The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company offers full service commission and fee-based money management services to individual and institutional investors. The Company maintains a custody-clearing relationship with Southwest Securities, Inc. In 2005, the Company, as a registered investment advisor, created a managed account program named “RFG Stars”. Through the RFG Stars Program, the Company provides investment advisory services to clients. RFG Stars Program client accounts are maintained with Fidelity Registered Investment Advisor Group (“FRIAG”), an arm of Fidelity Investments. FRIAG provides brokerage, custody, and clearing services to RFG Stars Program clients and Southwest Securities.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the broker-dealer industry. The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

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

Furniture	5 – 7 years
Equipment	3 years
Building	39 years

The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant renewals and improvements are capitalized.

Income Taxes

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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements, continued

(1)

Description of Business and Summary of Significant Accounting Policies, continued

Treasury Stock

Treasury stock is accounted for by the cost method. Subsequent reissuances are accounted for at average cost.

Net Earnings Per Share

During the years ended December 31, 2008 and 2007, the Company had potential common stock issuances outstanding totaling 865,000 shares related to preferred stock and warrants. As of December 31, 2008, all warrants had expired. The effect of the remaining convertible preferred stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances has been excluded from the computation of net earnings per share for each year. Additionally, as of December 31, 2008, the Company had options outstanding. The effect of these options was not considered due to their antidilutive effect. Presented below is a summary of earnings per share for the years ended December 31, 2008 and 2007:

	2008	2007
Weighted average common shares outstanding	17,619,028	17,619,028
Net earnings (loss)	$961	$(362,826)
Preferred stock dividend	(60,548)	(60,548)
Net loss attributable to common shareholders	$(59,587)	$(423,374)
Net loss per common share	$(.00)	$(.02)

Stock-Based Compensation

The Company sponsors a stock-based incentive compensation plan for the benefit of certain employees. The Company accounts for this plan under the recognition and measurement principles of Statement of Financial Accounting Standard No. 123 “Share-Based Payment” (SFAS No. 123(R)).

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective as of November 15, 2008. The adoption of this standard did not have an effect on our financial position or results of operations.

The following accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements, continued

(1)

Description of Business and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect that its adoption of SFAS No. 141(R) will have a material effect on the results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). The purpose of SFAS 160 is to improve relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. The Company does not expect the adoption of this standard to have an effect on its financial position or results of operations.

(2)

Related Party Transactions

The majority shareholder receives consulting fees in the amount of $130,000 annually. In addition, the    Company pays a bonus equal to 2.5% of revenues to the majority shareholder. The majority shareholder’s spouse also receives consulting fees of $120,000 annually. During the year ended December 31, 2008 and 2007, the majority shareholder earned a bonus of $201,040 and $202,919, respectively.

In 2004, the Company entered into an agreement with Pea Pod Consulting, Inc., which is owned by a former member of the Company’s Board of Directors. This agreement called for annual consulting fees for services related to regulatory compliance and other operational issues totaling $84,000, of which a total of $35,538 was paid during 2007. The agreement with Pea Pod Consulting, Inc. was terminated voluntarily effective April 20, 2007.

(3)

Net Capital Requirements

The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2008, the Company had net capital of $1,154,756, which was $1,054,756 in excess of its required net capital of $100,000. The Company’s net capital ratio was 0.44 to 1.

(4)

Income Taxes

The components of income tax expense for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Current	$-	$-
Deferred	(2,525)	(134,027)
Change in valuation allowance	2,525	134,027
	$-	$-

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements, continued

(4)

Income Taxes, continued

The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Pretax income (loss) at statutory rate	$327	$(123,361)
State income tax, net of federal benefit	38	(14,512)
Other	(2,890)	3,846
Change in valuation allowance	2,525	134,027
	$-	$-

The following summarizes the components of deferred taxes at December 31, 2008 and 2007.

	2008	2007
Deferred income tax assets:
Operating loss carryforwards	$325,403	$327,928
Stock based compensation expense	128,649	128,649
Total gross deferred income tax assets	454,052	456,577
Less valuation allowance	(454,052)	(456,577)
Net deferred tax asset	$-	$-

During 2008 and 2007, a valuation allowance was established for the entire amount of the net deferred tax asset, as the realization of the deferred tax asset is dependent on future taxable income.

At December 31, 2008, the Company had net operating loss carryforwards for tax purposes of approximately $862,000 which will expire beginning in 2016 if not previously utilized.

(5)

Long Term Debt

The Company closed on the purchase of its office building on May 25, 2006 for a total cost of $1,273,455, financing it with a $1,000,000 loan with a 5-year balloon amortized on a 25-year basis, at a fixed rate interest rate of 8.610%.

Subsequent to the closing of this commercial property purchase the Company pays a monthly condo association fee. Total fees paid during each of 2008 and 2007 totaled $50,400.

Scheduled principal payments due on debt outstanding as of December 31 are as follows:

2009	$14,872
2010	16,205
2011	936,331
$967,408

(6)

Selling, General and Administrative Expenses

Components of selling, general and administrative expenses, which are greater than 1% of total revenues for the years ended December 31, 2008 and 2007, are as follows:

	2008	2007
Consultant fees	$629,619	$604,406
Compensation	460,513	411,212
Compensation expense related to stock options	-	338,550
Errors & omissions insurance	136,435	116,257
Legal and professional fees	125,153	133,386

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements, continued

 (7)

Shareholders’ Equity

Stock Option Plan

The Company sponsors an incentive stock option plan for the benefit of certain employees in order that they might purchase Company stock at a certain price. Initially, a total of 800,000 shares of the Company’s common stock were reserved for possible issuance under this plan. In May 2007, the Board of Directors approved increasing the total shares available for potential future option grants to approximately 6.9 million shares, from which 2,257,000 options were granted in 2007. There were no stock options granted during 2008.

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

A summary of activity in the stock option plan is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share
Outstanding, beginning of year	2,257,000	$ .01	-	$ -
Granted during the year	-	-	2,257,000.01
Cancelled during the year	-	-	-	-
Exercised during the year	-	-	-	-

Outstanding and exercisable, end of year	2,257,000	$ .01	2,257,000	$ .01

The total intrinsic value of options outstanding and exercisable as of December 31, 2008 and 2007 was $4,502 and $315,980, respectively.

The Company used the following assumptions in estimating the fair value of the option awards:

Expected volatility	.5%
Risk-free interest rate	4.99%
Expected life	10 years
Dividend yield	0%

Perpetual Preferred Stock

The Preferred Stock pays a cumulative annual dividend of $.70 per share. Each share of Preferred Stock is convertible into five shares of common stock at the option of the holder. Each share of Preferred Stock is mandatorily convertible into five shares of common stock upon the filing of a public offering registration statement or a change in control (as defined). The Company may redeem the Preferred Stock by giving 30-day’s notice to the preferred stockholders for a redemption price of $10.00 per share, plus unpaid dividends through the redemption date. Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders. The Preferred Stock has no voting rights. As of December 31, 2008 and 2007, there were no preferred dividends in arrears.

 (8)

Employee Retirement Plan

The Company has established a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE IRA). Employees who receive at least $5,000 of compensation for the calendar year are eligible to participate. The Company matches employee contributions dollar for dollar up to three percent of the employee’s compensation. Total contributions for any employee are limited by certain regulations. During 2008 and 2007, the Company contributed approximately $9,500 and $9,900, respectively, to the plan.

SUPPLEMENTAL

SCHEDULE

WOODSTOCK FINANCIAL GROUP, INC.

(formerly Raike Financial Group, Inc.)

Supplemental Schedule

Computation of Net Capital Under Rule 15c3-1 of

the Securities and Exchange Commission

December 31, 2008

Computation of Net Capital:

Total shareholders’ equity	$1,464,999
Non-allowable assets	(310,242)

Tentative net capital	1,154,757
Unsecured debits	-

Net capital	1,154,757

Minimum net capital	100,000

Excess net capital	$1,054,757

Aggregate Indebtedness to Net Capital Ratio:
Aggregate indebtedness	$507,890

Net capital	$1,154,757

Ratio	0.44 to 1

There was no significant difference between net capital as computed by the Company
(included in Part II of its FOCUS report as of December 31, 2008) and the amount computed above.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of Woodstock Financial Group, Inc.’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Woodstock Financial Group, Inc.’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Woodstock Financial Group, Inc. to provide only management’s report in this annual report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Woodstock Financial Group, Inc. have been detected Woodstock Financial Group, Inc.’s internal control over financial reporting, however, are designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding our directors and executive officers.  We have no other management employees besides those described below, and there are currently no other persons under consideration to become directors or executive officers.

NAME	AGE	POSITION
William J. Raike, III	50	Chairman, President and CEO
Melissa L. Whitley	32	Treasurer, CFO and Director
Morris L. Brunson	69	Director
William D. Bertsche	64	Director
Geoffrey T. Chalmers	73	Director

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the annual compensation of i) our highest-paid officer, and ii) the Company’s officers or directors as a group for the year ended December 31, 2008:

NAME OR IDENTITY OF GROUP	TITLE	COMPENSATION
William J. Raike, III	Chairman, President and CEO	$ 331,040

TOTAL SALARIES FOR THE YEAR 2007 OF OFFICERS AND DIRECTORS AS A GROUP EXCLUDING W.J. RAIKE		$ 52,698

The total bonus paid in 2008 to Mr. Raike was $201,040.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the record ownership of our Common Stock as of December 31, 2008 as to (i) each person or entity who owns more than five percent (5%) of any class of our Securities (including those shares subject to outstanding options), (ii) each person named in the table appearing in “Executive Compensation”, and (iii) all officers and directors of the Company as a group.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The majority shareholder receives consulting fees in the amount of $130,000 annually. In addition, the Company pays a bonus equal to 2.5% of revenues to the majority shareholder. The majority shareholder’s spouse also receives consulting fees of $120,000 annually. During the year ended December 31, 2008 and 2007, the majority shareholder earned a bonus of $201,040 and $202,919, respectively.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors, Porter Keadle Moore, LLP (PKM), for the last two fiscal years.

	2008	2007
Audit fees	$51,720	$49,315
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$51,720	$49,315

Audit Fees

The aggregate fees billed by PKM for professional services rendered in connection with the (i) audit of the Company’s annual financial statements for 2008 and 2007, and (ii) review of the financial statements included in the Company’s quarterly filings on Form 10-Q and 10-QSB and annual filings on Form 10-K and 10-KSB during those fiscal years.

Audit Related Fees

The aggregate fees billed by PKM in 2008 and 2007 for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not included in “Audit Fees” above.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by PKM for tax compliance, tax advice, and tax planning.

All Other Fees

The fees billed by PKM are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company’s independent accountants and may not engage the independent accountants to perform any prohibited non-audit services. For 2008 and 2007, 100% of the fees incurred were pre-approved.

ITEM 15.

EXHIBITS

Exhibit

Number

Exhibit

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

WOODSTOCK FINANCIAL GROUP, INC.

By:	/s/ William J. Raike, III
William J. Raike, III
President and Chief
Executive Officer

By:	/s/ Melissa L. Whitley
Melissa L. Whitley
Chief Financial Officer
Date:	March __, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William J. Raike, III
William J. Raike, III
President and Chief Executive Officer, Director
(Principal Executive Officer)
Date: March __, 2009

/s/ Melissa L. Whitley
Melissa L. Whitley
Treasurer, Chief Financial Officer and Director
Date: March __, 2009

/s/ Morris L. Brunson
Morris L. Brunson
Director
Date: March __, 2009

/s/ William D. Bertsche
William D. Bertsche
Director
Date: March __, 2009

/s/ Geoffrey T. Chalmers
Geoffrey T. Chalmers
Director
Date: March __, 2009