Form 10-Q
period 2009-03-31
WOODSTOCK FINANCIAL GROUP INC
filed 2009-05-13
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to ________

Woodstock Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Georgia	6211	58-2161804
(State of Jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

117 Towne Lake Pkwy, Ste 200 Woodstock, Georgia	30188
(Address of principal executive offices)	(Zip Code)

770-516-6996

(Telephone Number)

Raike Financial Group, Inc.

(Former name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X       NO __

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or small reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).___ Yes X   No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,619,028 shares of common stock, $.01 par value per share, issued and outstanding as of May 1, 2009.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WOODSTOCK FINANCIAL GROUP, INC.

Balance Sheets

	March 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$633,945	976,450
Clearing deposit	130,964	130,887
Commissions receivable	532,348	555,309
Furniture, fixtures, and equipment, at cost, net of accumulated
depreciation of $160,627 and $157,892, respectively	23,338	25,786
Building, net of accumulated depreciation of $112,930 and $104,253 respectively	1,164,357	1,173,035
Other assets	230,839	78,829

	$2,715,791	2,940,296

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$25,047	46,710
Commissions payable	414,825	427,426
Preferred dividends payable	15,137	30,274
Other liabilities	3,450	3,479
Long term mortgage payable	963,524	967,408

Total Liabilities	1,421,983	1,475,297

Shareholders’ Equity:
Series A preferred stock of $.01 par value;
5,000,000 shares authorized,
86,500 shares issued and outstanding (liquidation value of $865,000)	865	865
Common stock of $.01 par value; 50,000,000 shares authorized;
17,941,772 shares issued	179,418	179,418
Additional paid-in capital	3,689,778	3,689,778
Accumulated deficit	(2,420,298)	(2,249,107)
Treasury stock 322,744 shares, carried at cost	(155,955)	(155,955)

Total Shareholders’ Equity	1,293,808	1,464,999

	$2,715,791	2,940,296

See accompanying notes to unaudited financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Operations

(unaudited)

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31,
	2009	2008

Operating income:
Commissions	$1,438,942	1,860,494
Interest income	31,770	41,471
Other fees	124,234	197,482

Total operating income	1,594,946	2,099,447

Operating expenses:
Commissions to brokers	1,195,723	1,560,199
Clearing costs	35,719	41,625
Selling, general and administrative expenses	519,557	516,634

Total operating expenses	1,750,999	2,118,458

Net loss	$(156,053)	(19,011)

Basic and diluted loss per share	$(0.01)	(0.00)

See accompanying notes to unaudited financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Cash Flows

(unaudited)

For the Three Months Ended March 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(156,053)	(19,011)
Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation	11,412	13,277
Change in commissions and fees receivable	22,961	56,853
Change in other assets	(152,087)	8,971
Change in accounts payable	(21,663)	(9,683)
Change in commissions payable	(12,601)	(75,780)
Change in other liabilities	(29)	(276)

Net cash provided (used) by operating activities	(308,060)	(25,649)

Cash flows used by investing activities consisting of
purchases of furniture, fixtures and equipment	(287)	(1,712)

Cash flows used by financing activities:
Cash dividends paid on preferred stock	(30,274)	(30,274)
Repayment of borrowings	(3,884)	(3,365)

Net cash used by financing activities	(34,158)	(33,639)

Net change in cash	(342,505)	(61,000)

Cash at beginning of period	975,450	1,118,542

Cash at end of period	$633,945	1,057,542

Supplemental cash flow information:
Cash paid for interest	$20,528	21,031

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended March 31, 2009 are not necessarily indicative of the results of a full year’s operations.

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

The Company did not grant any options during the first quarter of 2009 and did not recognize any related expense during the period.

(3)

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

AND RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008

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

Item 2.

WOODSTOCK FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Three Months Ended March 31, 2009 and 2008

RESULTS OF OPERATIONS – QUARTERS ENDED MARCH 31, 2009 AND 2008

Total revenue for the quarter ended March 31, 2009 decreased by $504,501 or by 24% to $1,594,946 from $2,099,447 for the comparable period in 2008.

Commission revenue decreased by $421,552 or 23% to $1,438,942 from $1,860,494 for the comparable period in 2008.

This decrease was principally due to a slight decrease in transactional business and also a decrease in commissions charged to customers’ accounts per transaction.  Concessions were made on commissions charged to customers in order to retain business.

Interest income decreased by $9,701 or 23% during the quarter ended March 31, 2009 compared to the same period in 2008.  This decrease in interest earned is from margin accounts and customer accounts held by our clearing agent is due primarily to a decrease in the Company’s marginal rate received and the overall declining short-term rates in the market place.

Fees from clearing transaction charges and other income decreased by $73,248 or 37% for the quarter ended March 31, 2009 compared to the same period in 2008.  This decrease is due to the decrease in transactional fees due to in part to lower volume  as well as a reduction in the clearing fees passed on to customers per transaction, in order to retain business during a time when financial markets have experienced a down turn.

Total operating expenses for the quarter ended March 31, 2009 decreased by $367,459 or 17% to $1,750,999 from $2,118,458 for the same period in 2008.  The decreased expense was due primarily to the decrease commission paid to brokers, which correlates to the decrease in commission revenue.

Commissions to brokers decreased by $364,476 or 23% to $1,195,723 for the quarter ended March 31, 2009 from $1,560,199 in the prior year.  This decrease coincides with the decrease in commission revenue during the quarter.

Clearing costs were $35,719 for the quarter ended March 31, 2009 from $41,625 the prior year.  As a percentage of commission income clearing costs were 2.5% in 2009 compared to 2.2% in 2008.

Selling, general and administrative expense increased $2,923 or 1% to $519,557 for the quarter ended March 31, 2009 from $516,634 in the prior year.

Net loss was $156,053 for the quarter ended March 31, 2009 compared to a net loss of $19,011 for the comparable period in prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies.  Our total net assets at March 31, 2009 were $1,293,808 of which $633,945 is cash.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  Our minimum net capital requirement is $100,000.  Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity.  Our net capital position at March 31, 2009 was $838,798 and our ratio of aggregate indebtedness to net capital was .54 to 1.

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

The Company's cash and cash equivalents decreased by $342,505 to $633,945 as of March 31, 2009, from $976,450 as of December 31, 2008.  This overall decrease was due to net cash used by operating activities of $308,060, cash used in investing activities of $286, and cash used by financing activities of $34,158.

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

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                   None

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

Date: May 12, 2009

By:  /S/WILLIAM J. RAIKE, III

William J. Raike, III

President, Chief Executive Officer and Director

Date: May 12, 2009

By: /S/MELISSA L. WHITLEY

Melissa L. Whitley

Chief Financial and Accounting Officer