Form 10-Q
period 2009-06-30
WOODSTOCK FINANCIAL GROUP INC
filed 2009-08-12
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,619,028 shares of common stock, $.01 par value per share, issued and outstanding as of July 31, 2009.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WOODSTOCK FINANCIAL GROUP, INC.

Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$554,431	976,450
Clearing deposit	131,014	130,887
Commissions receivable	671,279	555,309
Furniture, fixtures, and equipment, at cost, net of accumulated
depreciation of $163,459 and $157,892, respectively	22,307	25,786
Building, net of accumulated depreciation of $121,608 and $104,253 respectively	1,155,679	1,173,035
Other assets	284,157	78,829

	$2,818,867	2,940,296

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$21,365	46,710
Commissions payable	480,052	427,426
Preferred dividends payable	30,274	30,274
Other liabilities	5,082	3,479
Long term mortgage payable	960,009	967,408

Total Liabilities	1,496,782	1,475,297

Shareholders’ Equity:
Series A preferred stock of $.01 par value;
5,000,000 shares authorized,
86,500 shares issued and outstanding (liquidation value of $865,000)	865	865
Common stock of $.01 par value; 50,000,000 shares authorized;
17,941,772 shares issued	179,418	179,418
Additional paid-in capital	3,689,778	3,689,778
Accumulated deficit	(2,392,021)	(2,249,107)
Treasury stock 322,744 shares, carried at cost	(155,955)	(155,955)

Total Shareholders’ Equity	1,322,085	1,464,999

	$2,818,867	2,940,296

See accompanying notes to unaudited financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Operations

(unaudited)

For the Three Months and Six Months Ended June 30, 2009 and 2008

	Three Months		Six Months
	Ended June 30		Ended June 30

	2009	2008	2009	2008
Operating income:
Commissions	$2,418,899	1,939,983	3,857,841	3,800,477
Interest income	31,524	82,597	63,294	124,068
Other fees	248,140	237,687	372,373	435,169

Total operating income	2,698,563	2,260,267	4,293,508	4,359,714

Operating expenses:
Commissions to brokers	2,067,556	1,612,894	3,263,284	3,173,093
Clearing costs	51,384	32,805	87,103	74,430
Selling, general and administrative expenses	536,208	494,626	1,055,761	1,011,259

Total operating expenses	2,655,148	2,140,325	4,406,148	4,258,782

Net income (loss)	$43,415	119,942	(112,640)	100,932

Basic and diluted earnings (loss) per share	$0.00	0.01	(0.01)	0.01

See accompanying notes to unaudited financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Cash Flows

(unaudited)

For the Six Months Ended June 30, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(112,640)	100,932
Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation	22,923	26,632
Change in commissions and fees receivable	(115,970)	(117,761)
Change in other assets	(205,455)	5,245
Change in accounts payable	(25,345)	(8,759)
Change in commissions payable	52,626	97,586
Change in other liabilities	1,603	(220)

Net cash provided (used) by operating activities	(382,258)	103,655

Cash flows used by investing activities consisting of
purchases of furniture, fixtures and equipment	(2,088)	(2,896)

Cash flows used by financing activities:
Cash dividends paid on preferred stock	(30,274)	(30,274)
Repayment of borrowings	(7,399)	(6,577)

Net cash used by financing activities	(37,673)	(36,851)

Net change in cash	(422,019)	63,908

Cash at beginning of period	976,450	1,118,542

Cash at end of period	$554,431	1,182,450

Supplemental cash flow information:
Cash paid for interest	$41,601	41,806

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results of a full year’s operations.

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

The Company did not grant any options during the first and second quarters of 2009 and did not recognize any related expense during the period.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement was effective for the Company in the second quarter of 2009 and will only affect the Company’s financial statements if an event occurs subsequent to the balance sheet date that would require adjustment to the financial statements or disclosure. the Company evaluated events and transactions through the date of this report, which is the date its financial statements dated June 30, 2009, were filed with the SEC.

The following accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements, continued

(3)

Recent Accounting Pronouncements, continued

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement will be effective for the Company in the third quarter of 2009. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in Codification. FASB Statement No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162. The implementation of SFAS 168 is not expected to have an impact on the Company’s financial statements; however, references to existing accounting literature in the footnotes to the financial statements will be changed to reference sections of the Codification.

(4)

Subsequent Events

The Company performed an evaluation of subsequent events through August 12, 2009, the date upon which the Company’s quarterly report on Form 10-Q was filed with the Securities and Exchange Commission.  There are no subsequent events which require disclosure in these financial statements.

Item 2.

WOODSTOCK FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Quarters and Six Months Ended June 30, 2009 and 2008

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

Item 2.

WOODSTOCK FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Quarters and Six Months Ended June 30, 2009 and 2008

RESULTS OF OPERATIONS – QUARTERS ENDED JUNE 30, 2009 AND 2008

Total revenue for the quarter ended June 30, 2009 increased by $438,296 or by 19% to $2,698,563 from $2,260,267 for the comparable period in 2008.

Commission revenue increased by $478,916 or 25% to $2,418,899 from $1,939,983 for the comparable period in 2008.

This increase was principally due to an increase in transactional business for the quarter.

Interest income decreased by $51,073 or 62% during the quarter ended June 30, 2009 compared to the same period in 2008.  This decrease in interest earned is primarily the result of the clearing agent having inadvertently paid the Company interest in the second quarter of 2008 that it was not entitled to of approximately $40,000, as well as a decrease in the Company’s marginal rate received interest from margin accounts and customer accounts held by our clearing agent and the overall declining short-term rates in the market place. The error was corrected in the third quarter of 2008 when funds were returned to clearing agent.

Fees from clearing transaction charges and other income increased by $10,453 or 4% for the quarter ended June 30, 2009 compared to the same period in 2008.  This slight increase was principally due to fees on the increase of transactional business.

Total operating expenses for the quarter ended June 30, 2009 increased by $514,823 or 24% to $2,655,148 from $2,140,325 for the same period in 2008.  The increased expense was due primarily to the increase commission paid to brokers, which correlates to the increase in commission revenue.

Commissions to brokers increased by $454,662 or 28% to $2,067,556 for the quarter ended June 30, 2009 from $1,612,894 in the prior year.  This increase coincides with the increase in commission revenue during the quarter.

Clearing costs were $51,384 for the quarter ended June 30, 2009, up from $32,805 the prior year.  As a percentage of commission income clearing costs were 2.1% in 2009 compared to 1.7% in 2008.   The increase as a percentage of total revenue is due to fluctuations in the mix of business, with more commissions being generated from insurance sales in the second quarter of 2008.

Selling, general and administrative expense increased $41,582 or 8% to $536,208 for the quarter ended June 30, 2009 from $494,626 in the prior year.

Net profit was $43,415 for the quarter ended June 30, 2009 compared to a net profit of $119,942 for the comparable period in prior year.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2009 AND 2008, continued

Total revenue for the six months ended June 30, 2009 decreased by $66,206 or by 2% to $4,293,508 from $4,359,714 for the comparable period in 2008.

Commission revenue slightly increased by $57,364 or 2% to $3,857,841 from $3,800,477 for the comparable period in 2008.  This increase was principally due to an increase in transactional business in the second quarter of 2009.

Interest income decreased by $60,774 or 49% during the six months ended June 30, 2009 compared to the same period in 2008. This decrease in interest earned is primarily the result of the clearing agent having inadvertently paid the Company interest in the second quarter of 2008 that it was not entitled to of approximately $40,000, as well as a decrease in the Company’s marginal rate received interest from margin accounts and customer accounts held by our clearing agent and the overall declining short-term rates in the market place. The error was corrected in the third quarter of 2008 when funds were returned to clearing agent.

Fees from clearing transaction charges and other income decreased by $62,796 or 14% for the six months ended June 30, 2009 compared to the same period in 2008.  This decrease is primarily due to the decrease in transactional fees due in part to lower volume during the first quarter, as well as a reduction in the clearing fees passed on to customers per transaction, in order to retain business during a down turn in the financial markets.

Total operating expenses for the six months ended June 30, 2009 increased by $147,366 or 3% to $4,406,148 from $4,258,782 for the same period in 2008.  The increased expense was due primarily to the increase commission paid to brokers, which correlates to the increase in commission revenue.

Commissions to brokers increased by $90,191 or 3% to $3,263,284 for the six months ended June 30, 2009 from $3,173,093 in the prior year.  This increase coincides with the increase in commission revenue during the six months.

Clearing costs increased by $12,673 or 17% to $87,103 for the six months ended June 30, 2009 from $74,430 in the prior year.  As a percentage of commission income clearing costs were 2.3% in 2009 compared to 2.0% in 2008.

Selling, general and administrative expense increased $44,502 or 4% to $1,055,761 for the six months ended June 30, 2009 from $1,011,259 in the prior year.  This slight increase was due to primarily increases in salaries, consultant fees, and marketing.

Net loss was $112,640 for the six months ended June 30, 2009 compared to a net profit of $100,932 for the comparable period in prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Both our total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies.  Our total net assets at June 30, 2009 were $2,818,867 of which $554,431 is cash and cash equivalents.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  Our minimum net capital requirement is $100,000.  Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity.  Our net capital position at June 30, 2009 was $819,950 and our ratio of aggregate indebtedness to net capital was .65 to 1.

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

The Company's cash and cash equivalents decreased by $422,019 to $554,431 as of June 30, 2009, from $976,450 as of December 31, 2008.  This overall decrease was due to net cash used by operating activities of $382,258 cash used in investing activities of $2,088, and cash used by financing activities of $37,673.

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

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

Currently, the Company has one pending claims by retail customers. We are the subject of routine examinations by self regulatory organizations including the SEC, FINRA and individual states and are not aware of any regulatory examinations at this time that would have a material impact on the company’s financial position.

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

WOODSTOCK FINANCIAL GROUP, INC.

Date: August 12, 2009	By:	/S/ WILLIAM J. RAIKE, III
William J. Raike, III
President, Chief Executive Officer and Director

Date: August 12, 2009	By:	/S/ MELISSA L. WHITLEY
Melissa L. Whitley
Chief Financial and Accounting Officer