Form 10-Q
period 2009-09-30
WOODSTOCK FINANCIAL GROUP INC
filed 2009-11-13
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,619,028 shares of common stock, $.01 par value per share, issued and outstanding as of November 12, 2009.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WOODSTOCK FINANCIAL GROUP, INC.

Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$607,769	976,450
Clearing deposit	131,062	130,887
Commissions receivable	670,411	555,309
Furniture, fixtures, and equipment, at cost, net of accumulated
depreciation of $166,351 and $157,892, respectively	20,706	25,786
Building, net of accumulated depreciation of $130,285 and $104,253 respectively	1,147,001	1,173,035
Other assets	299,478	78,829

	$2,876,427	2,940,296

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$60,470	46,710
Commissions payable	544,384	427,426
Preferred dividends payable	15,137	30,274
Other liabilities	22,059	3,479
Long term mortgage payable	957,547	967,408

Total Liabilities	1,599,597	1,475,297

Shareholders’ Equity:
Series A preferred stock of $.01 par value;
5,000,000 shares authorized,
86,500 shares issued and outstanding (liquidation value of $865,000)	865	865
Common stock of $.01 par value; 50,000,000 shares authorized;
17,941,772 shares issued	179,418	179,418
Additional paid-in capital	3,689,778	3,689,778
Accumulated deficit	(2,437,276)	(2,249,107)
Treasury stock 322,744 shares, carried at cost	(155,955)	(155,955)

Total Shareholders’ Equity	1,276,830	1,464,999

	$2,876,427	2,940,296

See accompanying notes to unaudited financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Operations

(unaudited)

For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2009	2008	2009	2008
Operating income:
Commission revenue	$2,256,476	1,639,227	6,114,316	5,439,703
Interest income	38,300	5,585	101,595	129,653
Other fees	214,385	186,592	586,759	621,761

Total operating income	2,509,161	1,831,403	6,802,670	6,191,117

Operating expenses:
Commissions to brokers	1,991,652	1,343,852	5,254,937	4,625,985
Clearing costs	41,872	34,192	128,975	108,622
Selling, general and administrative expenses	505,755	485,014	1,561,516	1,387,235

Total operating expenses	2,539,279	1,863,058	6,945,428	6,121,841

Net income (loss)	$(30,118)	(31,655)	(142,758)	69,276

Basic and diluted earnings (loss) per share	$0.00	0.00	(0.01)	0.00

See accompanying notes to unaudited financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Cash Flows

(unaudited)

For the Nine Months Ended September 30, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(142,758)	69,276
Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation	34,492	40,108
Change in commissions and fees receivable	(115,102)	17,319
Change in other assets	(220,824)	(8,153)
Change in accounts payable	13,760	(16,842)
Change in commissions payable	116,958	(78,254)
Change in other liabilities	18,580	13,662

Net cash provided (used) by operating activities	(294,894)	37,116

Cash flows used by investing activities consisting of
purchases of furniture, fixtures and equipment	(3,378)	(4,016)

Cash flows used by financing activities:
Cash dividends paid on preferred stock	(60,548)	(60,548)
Repayment of borrowings	(9,861)	(9,858)

Net cash used by financing activities	(70,409)	(70,406)

Net change in cash	(368,681)	(37,306)

Cash at beginning of period	976,450	1,118,542

Cash at end of period	$607,769	1,081,236

Supplemental cash flow information:
Cash paid for interest	$57,436	62,922

See accompanying notes to unaudited financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements

(1)

Organization

Woodstock Financial Group, Inc. (the “Company”) is a full service securities brokerage firm, which has been in business since 1995.  The Company is registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) in 50 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board.  The Company is subject to net capital and other regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company offers full service commission and fee-based money management services to individual and institutional investors.  The Company maintains a custody-clearing relationship with Southwest Securities, Inc.  In 2005, the Company, as a registered investment advisor, created a managed account program named the “RFG Stars Program”.  Through the RFG Stars Program, the Company provides investment advisory services to clients.  All RFG Stars Program client accounts are maintained with Fidelity Registered Investment Advisor Group (“FRIAG”), an arm of Fidelity Investments.  FRIAG provides brokerage, custody, and clearing services to RFG Stars Program clients.

The interim financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results of a full year’s operations.

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements.  Actual results could differ significantly from those estimates.

(2)

Stock-Based Compensation

The Company sponsors a stock-based incentive compensation plan for the benefit of certain employees.

The Company did not grant any options during the first, second or third quarters of 2009 and did not recognize any related expense during the periods.

During October 2009, the Company granted a total of 500,000 options as part of an employment and compensation package with a strike price of $.01.  The market value of the Company’s stock was $.015 per share at the time of grant.  These options will vest 100,000 shares at a time, over 5 years starting in 2009.  The fair value of these options, using the Black-Scholes pricing model was $.015 per share.  The Company will recognize expense related to these options of $7,500.

(3)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued ASU No. 2009-02, Omnibus Update-Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 did not have a material impact on the Company’s financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements, concluded

In August 2009, the FASB issued ASU No. 2009-03, SEC Update - Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued ASU No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 did not have material impact on the Company’s financial statements.

(4)

Subsequent Events

The Company performed an evaluation of subsequent events through November 12, 2009, the date upon which the Company’s quarterly report on Form 10-Q was filed with the SEC.

During October 2009, the Company granted a total of 500,000 options as part of an employment and compensation package with a strike price of $.01.  The market value of the Company’s stock was $.015 per share at the time of grant.  These options will vest 100,000 shares at a time, over 5 years starting in 2009.  The fair value of these options, using the Black-Scholes pricing model was $.015 per share.  The Company will recognize expense related to these options of $7,500.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

WOODSTOCK FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2009 and 2008

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the SEC, including, without limitation:

•

significant increases in competitive pressure in the financial services industries;

•

changes in political conditions or the legislative or regulatory environment;

•

general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected;

•

changes occurring in business conditions and inflation;

•

changes in technology;

•

changes in monetary and tax policies;

•

changes in the securities markets; and

•

other risks and uncertainties detailed from time to time in our filings with the SEC.

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

WOODSTOCK FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Three Months and Nine Months Ended September 30, 2009 and 2008

RESULTS OF OPERATIONS – QUARTERS ENDED SEPTEMBER 30, 2009 AND 2008

Total operating income for the quarter ended September 30, 2009 increased by $677,758, or approximately 37%, to $2,509,161, from $1,831,403 for the comparable period in 2008.

Commission revenue for the quarter ended September 30, 2009 increased by $617,248, or approximately 38%, to $2,256,476 from $1,639,227 for the comparable period in 2008. This increase was principally due to an increase in transactional business for the quarter.  The number of registered representatives has increased over those in the comparable period in 2008.

Interest income for the quarter ended September 30, 2009 increased by $32,715, or approximately 586%, to $38,300 from $5,585 for the comparable period in 2008.  This increase in interest earned is primarily the result of the clearing agent having inadvertently paid the Company approximately $40,000 of interest during the second quarter of 2008 to which the Company was not entitled.  The error was corrected in the third quarter of 2008, when funds were returned to the clearing agent.  In addition, there was a decrease in the Company’s marginal interest rate received from margin accounts and customer accounts held by our clearing agent, and an overall decline in short-term rates in the market place.

Other fees, from clearing transaction charges and other income, for the quarter ended September 30, 2009 increased by $27,793, or approximately 15%, , to $214,385 from $186,592 compared to the same period in 2008.  This increase was principally due to fees on the increase of transactional business during the third quarter, which correlates with the increase in commission revenue during the quarter.

Total operating expenses for the quarter ended September 30, 2009 increased by $676,221, or approximately 36%, to $2,539,279 from $1,863,058 for the same period in 2008.  The increased expense was due primarily to the increased commissions paid to brokers, which correlates with the increase in commission revenue during the quarter.

Commissions to brokers for the quarter ended September 30, 2009 increased by $647,800, or approximately 48%, to $1,991,652 from $1,343,852 for the comparable period in 2008.  This increase correlates with the increase in commission revenue during the quarter.

Clearing costs were $41,872 for the quarter ended September 30, 2009, up from $34,192 the prior year.  As a percentage of commission revenue, clearing costs were approximately 1.9% for the quarter ended September 30, 2009, compared to approximately 2.1% for the comparable period in 2008.

Selling, general and administrative expense for the quarter ended September 30, 2009 increased by $20,741, or approximately 4%, to $505,755 from $485,014 for the comparable period in 2008.

Net loss was $30,118 for the quarter ended September 30, 2009, compared to a net loss of $31,655 for the comparable period in 2008.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Total operating income for the nine months ended September 30, 2009 increased by $611,553, or approximately 10%, to $6,802,670 from $6,191,117 for the comparable period in 2008.

Commission revenue for the nine months ended September 30, 2009 increased by $674,613, or approximately 12%, to $6,114,316 from $5,439,703 for the comparable period in 2008.  This increase was principally due to an increase in transactional business. The number of registered representatives has increased over those in  the comparable period in 2008.

Interest income for the nine months ended September 30, 2009 decreased by $28,058, or approximately 22%, to $101,595 from $129,653 for the comparable period in 2008. This increase in interest earned is primarily the result of the clearing agent having inadvertently paid the Company approximately $40,000 of interest during the second quarter of 2008 to which the Company was not entitled, the error was corrected in the third quarter of 2008, when funds were returned to the clearing agent.  In addition, there was a decrease in the Company’s marginal interest rate received from margin accounts and customer accounts held by our clearing agent, and an overall decline in short-term rates in the market place.

Other fees, from clearing transaction charges and other income, for the nine months ended September 30, 2009 decreased by $35,002, or approximately 6%, to $586,759 from $621,761 for the comparable period in 2008.  This decrease is primarily due to the decrease in the clearing fees passed on to customers per transaction, in order to retain business during a down turn in the financial markets.

Total operating expenses for the nine months ended September 30, 2009 increased by $823,587, or approximately 13%, to $6,945,428 from $6,121,841 for the comparable period in 2008.  The increased expense was due primarily to the increased commissions paid to brokers, which correlates to the increase in commission revenue.

Commissions to brokers for the nine months ended September 30, 2009 increased by $628,951, or approximately 14%, to $5,254,937 from $4,625 for the comparable period in 2008.  This increase coincides with the increase in commission revenue during the nine months.

Clearing costs for the nine months ended September 30, 2009 increased by $20,353, or approximately 19%, to $128,975 from $108,622 for the comparable period in 2008.  As a percentage of commission income clearing costs were 2.1% in 2009 compared to 2.0% in 2008.

Selling, general and administrative expense for the nine months ended September 30, 2009 increased $174,281, or approximately 13%, to $1,561,516 from $1,387,235 for the comparable period in 2008.  This increase was due to primarily increases in regulatory assessments, legal fees, marketing and salaries.

Net loss was $142,758 for the nine months ended September 30, 2009 compared to a net profit of $69,276 for the comparable period in prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Both our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies.  Our total net assets at September 30, 2009 were $2,876,427 of which $607,769 is cash and cash equivalents.

As a broker-dealer, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that we maintain a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  Our minimum net capital requirement is $100,000.  Under the Rule we are subject to certain restrictions on the use of capital and its related liquidity.  Our net capital position at September 30, 2009 was $767,213 and our ratio of aggregate indebtedness to net capital was .84 to 1.

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

The Company's cash and cash equivalents decreased by $368,681 to $607,769 as of September 30, 2009, from $976,450 as of December 31, 2008.  This overall decrease was due to net cash used by operating activities of $294,894 cash used in investing activities of $3,378, and cash used by financing activities of $70,409.

On September 2, 2009 the Company refinanced $957,547 of the original mortgage of 1,000,000 on the current office space at 117 Towne Lake Parkway, Woodstock, GA  30188.  The refinancing of $957,547 is a 5-year balloon, amortized on a 25-year basis, at a fixed rate interest rate of 7.00%.  Subsequent to the closing of this refinance on this commercial loan, Woodstock Financial pays a monthly fee of $4,700 for condo association fees, in addition to the mortgage payment of $6,770.

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

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the SEC.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

In the normal course of business Woodstock, as a regulated broker dealer, is subject to examinations, inquiries and requests from Customers, the SEC, FINRA and state regulators.  We are not aware of any matter at this time that would have material impact on the company’s financial position.

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

WOODSTOCK FINANCIAL GROUP, INC.

Date: November 12, 2009	By:	/S/ WILLIAM J. RAIKE, III
William J. Raike, III
President, Chief Executive Officer and Director

Date: November 12, 2009	By:	/S/ MELISSA L. WHITLEY
Melissa L. Whitley
Chief Financial and Accounting Officer