Form 10-K
period 2009-12-31
WOODSTOCK HOLDINGS INC.
filed 2010-03-12
CIK 1095373

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended December 31, 2009
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to _______________
Commission file number 0-32997

WOODSTOCK HOLDINGS, INC.
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

Yes ☐ No ☒

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

Average Bid $0.025 and Average Ask $1.01 as of June 30, 2009.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 17,619,028 shares outstanding as of March 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE – N/A

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis or Plan of Operation,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Woodstock Holdings, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

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

ITEM 1A.

RISK FACTORS

This item is not required.

Woodstock Holdings, Inc.

GENERAL

The Company is a holdings company, engaged through a subsidiary in full service securities brokerage and investment banking since 1995.  Effective January 20, 2010, we reorganized into a holding company and changed our name, transferring the name Woodstock Financial Group, Inc. (“WFG”) to a newly established 100% owned broker dealer subsidiary.

The Company reports its financial position and results of operations for 2009 and earlier periods on a pre-reorganization basis.  For reporting periods beginning February 2010, we will report our position and results of operations on a consolidated basis.

WFG is registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) and 50 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board. WFG is subject to net capital and other regulations of the U.S. Securities and Exchange Commission (“SEC”). We offer full service commission and fee based money management services to individual and institutional investors. WFG maintains a custody-clearing relationship with Southwest Securities, Inc. in Dallas, Texas, one of the largest publicly held custodians of brokerage firm securities in the United States.

WFG trades securities as an agent and a principal on exchanges such as the NYSE, AMEX and NASDAQ. WFG maintains selling agreements with mutual fund families and insurance companies offering load and no load funds, annuities and insurance products.

Our Company headquarters is at 117 Towne Lake Parkway, Suite 200, Woodstock, Georgia 30188, and our telephone number is (770) 516-6996. We maintain branch and other offices in a number of other jurisdictions and a complement of approximately 111 independent retail brokers. Our net capital position as of December 31, 2009 and 2008, as calculated by Rule 15c3-1 of the SEC, was $781,846 and $1,154,757, respectively.

For the previous five years, our annual revenues are as follows:

Year	Revenues	No. of Reps.
2005	$8,022,361	71
2006	$9,264,261	70
2007	$8,067,137	74
2008	$8,056,893	110
2009	$8,933,165	111

Thus far, all expansion and growth has been funded by cash flows from operations and private sales of our securities. Our plans are to invest in advertising and recruiting efforts to continue our growth and profitability. We expand through recruiting additional registered representatives, establishing new branch offices, broadening our institutional services and creating new financial products and service offerings.

The Company’s website address is www.woodstockholdingsinc.com

BUSINESS

Our primary sources of revenue are derived from brokerage services and related financial activities.

HOLDING COMPANY REORGANIZATION

Effective January 20, 2010, we entered into a FINRA and SEC-approved reorganization in which we transferred our broker-dealer and insurance businesses, together with the name “Woodstock Financial Group, Inc.” to a newly-established wholly owned Georgia subsidiary. In turn, we changed our name to “Woodstock Holdings, Inc.”  Our trading symbol remains WSFL.

 Other than these changes in corporate form, there has been no change in the ownership or management of the Company or of these businesses. The purpose of the reorganization is to position or firm to take advantage of new opportunities to grow and diversify in a post-recession environment. In addition., the reorganization promises to provide opportunities to improve the quality of management, internal controls and a reduction of operating costs by associating them more closely with the particular businesses being done. In this respect, the reorganization aligns our corporate structure more closely with that employed by other publicly traded firms in our business.

SECURITIES SALES SERVICES

WFG is a FINRA member broker-dealer providing securities sales services through a network of "independent contractor" registered representatives to several thousand retail clients. These representatives primarily retail stocks, mutual funds, variable annuities and variable life insurance products, managed account and other investment advisory and financial planning products and services. Commissions are charged on the sale of securities products, of which a percentage is shared with the representatives. Over 87% of our revenue during 2009 and 2008 has been derived from these securities sales services.

WFG’s independent contractors receive a commission payout of between 80% and 90%, on average.

INSURANCE PRODUCT SALES

Through several selling agreements with larger insurance companies, WFG offers a variety of insurance products, which are sold by our independent broker network. Variable annuity and variable life products from over 10 carriers are also offered, providing a large variety for consumers’ choice. While this business is not significant to date, in terms of dollar revenues, we regard it as an important part of the services provided.

ADVISORY AND PLANNING

WFG is also registered as an Investment Advisor with the SEC and provides investment supervisory services. Through WFG, our independent representatives are able to provide planning and consulting services in a variety of financial services areas such as financial planning, tax planning, benefits consulting, corporate 401(k)s and other types of financial structures. Fees are billed quarterly for these services and shared between WFG and the Investment Advisor Representatives on a fully disclosed basis. No significant amount of business has been derived from advisory and planning activities to date.

INTERNET TRADING

Trading investments on the Internet has become a standard among many investors. We believe that this method of trading will grow. At WFG, we created our Woodstock Discount Brokerage Division (“WDBD”) in early 1998 to participate in this growth area as well as to diversify the Company’s operations and assets. This capacity to offer Internet trading complements our full service business by attracting cost conscious investors who normally would not have been interested in the Company.

Through the WDBD site, investors have the opportunity to execute a trade at a cost which is competitive with the deep discount on-line brokerage firms. As a broker-dealer, we already have the facilities in place to do this; therefore, it does not add a great deal of expense. All clearing services are provided by the Company’s clearing agent and total cost of operations is minimal.

EXPANSION OF EXISTING BUSINESS

We believe that our business has been limited by our capital position and capital structure. With the reorganization and the ability to obtain increased capital, we will be able to expand our existing businesses as set forth below:

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

•

Increased capacity to provide investment advisory and insurance services

•

Better contact with product and service suppliers

We also intend to expand our investment banking activities, hire additional brokers and market specialized products to retail and institutional clients.

CLEARING AGENT AND CUSTOMER CREDIT

WFG currently uses Southwest Securities, Inc. (the "Clearing Agent") as its clearing agent on a fully disclosed basis. The Clearing Agent processes all securities transactions and maintains the accounts of customers. Customer accounts are protected through the Securities Investor Protection Corporation (“SIPC”) for up to $500,000, with coverage of cash balances limited to $100,000. The Clearing Agent provides through an Excess Securities Bond, an additional aggregate protection of $100 million per account above the SIPC coverage.

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

The Clearing Agent lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of our clearing agreement, we indemnify the Clearing Agent for any loss on these credit arrangements. We have implemented policies to avoid possible defaults on margin loans by the increased supervision of customers with margin loans. Margin interest for the years ending December 31, 2009 and 2008 was approximately 1.4% and 1.6%, respectively, of revenues.

REGULATION

The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the SEC and various state agencies and self-regulatory organizations, such as FINRA. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA, which has been designated by the SEC as WFG’s primary regulator. FINRA adopts rules (which are subject to approval by the SEC) that govern FINRA members and conducts periodic examinations of member firms' operations. We are also subject to regulation as a broker-dealer and investment advisor by state securities administrators in those states in which we conduct business.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and reporting, continuing education and the conduct of directors, officers and employees. Investment advisors are subject to SEC and state regulation governing licensing of investment advisor representatives, disclosure to and communication with customers, bonding and investment and other managers.  Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers and investment advisors.

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

NET CAPITAL REQUIREMENTS

As a registered broker-dealer and a member firm of FINRA, WFG is subject to the SEC Uniform Net Capital Rule, Rule15c3-1, (the “Net Capital Rule”). The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain mandatory deductions that result from excluding assets not readily convertible into cash and from conservatively valuing certain other assets, such as a firm's positions in securities.

Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. WFG has elected to compute its net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. WFG’s required minimum net capital is $100,000. As of December 31, 2009, we had FINRA reported net capital of $781,846 and our ratio of aggregate indebtedness to net capital was .68 to 1.

Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. WFG has met or exceeded all net capital requirements since the Company’s inception. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness, if net capital, after giving effect to the payment, redemption or repayment, would be less than a specified percentage of the minimum net capital requirement. Compliance with the net capital rule could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital, which in turn, could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.

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

PERSONNEL

At December 31, 2009, we had 12 full-time employees in addition to approximately 111 registered representatives. None of our personnel is covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

ITEM 2.

DESCRIPTION OF PROPERTY

Our principal executive offices are located at 117 Towne Lake Parkway, Suite 200, Woodstock, Georgia 30188 where the Company purchased 7,200 square feet of office space for approximately $1.2 million.

ITEM 3.

LEGAL PROCEEDINGS

In the normal course of business, WFG, as a regulated broker-dealer, is subject to examinations, inquiries and requests from customers, the SEC, FINRA and state regulators.  We are not aware of any matter at this time that would have a material impact on the Company’s financial position.

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

OVERVIEW AND GENERAL INDUSTRY CONDITIONS

Our primary sources of revenue are commissions earned from brokerage transaction and related financial services. To an immaterial degree to date, we derive revenues from investment advisory and insurance businesses.  Our principal business activities are, by their nature, affected by many factors, including general economic and financial conditions, movement of interest rates, security valuations in the marketplace, regulatory changes, competitive conditions, transaction volume and market liquidity. Consequently, our revenues can be volatile. While we seek to maintain cost controls, a significant portion of our expenses is fixed and does not vary with market activity. As a result, substantial fluctuations can occur in our revenue and net income from period to period. Unless otherwise indicated, in this section, references to years are to fiscal years.

Our subsidiary, WFG, is a licensed insurance broker and receives insurance commission revenue as a result of insurance operations. Our subsidiary, WFG, is a registered investment advisor and receives revenue from advisory fees.  The Company does not regard insurance commissions and advisory fee revenue as significant at this time.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2009 and 2008

Total revenue for the year ended December 31, 2009 increased by $876,272, or 11%, to $8,933,165 from $8,056,893 for the comparable period in 2008.

Commission revenue for the year ended December 31, 2009 increased by $917,836, or 13%, to $7,946,575 from $7,028,739 for the comparable period in 2008.  The increase was due to an increase in managed accounts held at the clearing house and transactional business.

Interest and dividend income for the year ended December 31, 2009 decreased by $22,267, or 13%, to 148,705 from $170,972 compared to the comparable period in 2008. This decrease is due to the credit interest rate decreasing as well as the cash balances eligible for credit interest.

Other fees and income for the year ended December 31, 2009 decreased by $19,297, or 2%, to $837,885 from $857,182 for the comparable period in 2008. This decrease is due to a reduction in the fees charged to customers.

Total operating expenses for the year ended December 31, 2009 increased by $1,116,059, or 14%, to $9,171,991 from $8,055,932 for the comparable period in 2008.

Securities commissions to brokers for the year ended December 31, 2009 increased by $946,824, or 16%, to $6,793,388 from $5,846,564 for the comparable period in 2008. This increase is driven by the increase in commission revenues of transactional business.

Clearing costs for the year ended December 31, 2009 increased by $19,470, or 13%, to $166,444 from $146,974 for the comparable period in 2008.  As a percentage of commission income clearing costs were 2.1% in both 2009 and 2008.

Selling, general and administrative expense for the year ended December 31, 2009 increased $159,021, or 8%, to $2,135,372 compared to $1,976,351 for the comparable period in 2008.  This increase was due to the Company taking a write-off of $103,922 in the amount due from a broker’s account.

The Company recorded no income tax expense or benefit for the years ended December 31, 2009 and 2008. We have a net operating loss carryforward as of December 31, 2009, the utilization of which is dependent upon future taxable income.

Net loss was $238,826 for the year ended December 31, 2009 compared to net profit of $961 for the comparable period in 2008.

RELATED PARTIES

During the years ended December 31, 2009 and 2008, the majority shareholder received consulting fees from WFG in the amount of $154,000 and $130,000, respectively. In addition, WFG pays an override equal to 2.5% of revenues to the majority shareholder. The majority shareholder’s spouse also receives consulting fees of $120,000 annually. During the years ended December 31, 2009 and 2008, the majority shareholder also earned an override bonus of $222,308 and $201,040, respectively. Of the override bonus earned during the years ended December 31, 2009 and 2008, $192,308 and $201,040, respectively, were paid. The unpaid 2009 override bonus of $30,000 is included in accounts payable at December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly. Both our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at December 31, 2009 were $1,173,125, of which $633,674 is cash and cash equivalents.

Historically, we have financed our operations through cash flow from operations and the private placement of equity securities. We have not employed any significant leverage or debt.

We believe that our capital structure is adequate for our current operations. We continually review our overall capital and funding needs to ensure that our capital base can support the estimated needs of the business. These reviews take into account business needs, as well as the Company's regulatory capital requirements. Based upon these reviews, to take advantage of strengthening market conditions and to implement our expansion as fully as possible, we will continue to pursue avenues to decrease costs and increase our capital position.

The Company's cash and cash equivalents decreased by $342,776, or 35%, to $633,674 as of December 31, 2009, from $976,450 as of December 31, 2008. This decrease was due to cash used by operating activities of $265,370, cash used in investing activities of $3,378, and cash used in financing activities of $74,028. For more information on the cash flows of the Company, please see the statement of cash flows included in the Company’s financial statements appearing elsewhere herein.

EFFECTS OF INFLATION AND OTHER ECONOMIC FACTORS

Market prices of securities are generally influenced by changes in rates of inflation, changes in interest rates and economic activity. Our revenues and net income are, in turn, principally affected by changes in market prices and levels of market activity. Moreover, the rate of inflation affects our expenses, such as employee compensation, occupancy expenses and communications costs, which may not be readily recoverable in the prices of services offered to our customers. To the extent inflation, interest rates or levels of economic activity adversely affect market prices of securities, our financial condition and results of operations will also be adversely affected.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not invest or trade in market sensitive investments.

ITEM 8.

FINANCIAL STATEMENTS

The following financial statements are included herein:

Reports of Independent Registered Public Accounting Firms

Balance Sheets as of December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009 and 2008

Statements of Shareholders’ Equity for the years ended December 31, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to Financial Statements

Supplemental Schedule – Computation of Net Capital Under Rule 15c3-1 of the Securities an Exchange Commission

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

We have audited the accompanying balance sheet of Woodstock Financial Group, Inc. (the “Company”) as of December 31, 2009, and the related statements of operations, shareholders’ equity and cash flows for the year ended.  The financial statements as of and for the year ended December 31, 2008 were audited by other auditors, whose report dated February 24, 2009, expressed an unqualified opinion.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodstock Financial Group, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The information contained in the Supplemental Schedule is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by Rule 17a-5 of the Securities Exchange Act of 1934.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

Tampa, Florida

February 23, 2010

2011 West Cleveland Street, Suite A i Tampa, Florida 33606 i 866.683.2727

Report of Independent Registered Public Accounting Firm

To the Shareholders

Woodstock Financial Group, Inc.

We have audited the balance sheet of Woodstock Financial Group, Inc. as of December 31, 2008 and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodstock Financial Group, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia

February 24, 2009

WOODSTOCK FINANCIAL GROUP, INC.

Balance Sheets

As of December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and cash equivalents	$633,674	$976,450
Clearing deposit	131,082	130,887
Commissions receivable	547,242	555,309
Furniture, fixtures, and equipment, at cost, net of accumulated depreciation
of $169,242 and $157,892, respectively	17,814	25,786
Building, at cost, net of accumulated depreciation
of $138,964 and 104,253, respectively	1,138,324	1,173,035
Other assets	189,069	78,829

Total assets	$2,657,205	$2,940,296

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$65,873	$46,710
Commissions payable	430,498	427,426
Preferred dividends payable	30,274	30,274
Mortgage note	953,928	967,408
Other liabilities	3,507	3,479

Total liabilities	1,484,080	1,475,297

Commitments and contingencies

Shareholders' equity:
Series A preferred stock, $.01 par value; 5,000,000 shares authorized,
86,500 shares issued and outstanding (liquidation value of $865,000)	865	865
Common stock, $.01 par value; 50,000,000 shares authorized;
17,941,772 shares issued; 17,619,028 shares outstanding	179,418	179,418
Additional paid-in capital	3,697,278	3,689,778
Accumulated deficit	(2,548,481)	(2,249,107)
Treasury stock, 322,744 shares, carried at cost	(155,955)	(155,955)

Total shareholders' equity	1,173,125	1,464,999

Total liabilities and shareholders' equity	$2,657,205	$2,940,296

See accompanying notes to financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Operations

For the Years Ended December 31, 2009 and 2008

	2009	2008
OPERATING INCOME
Commissions	$7,946,575	$7,028,739
Interest and dividends	148,705	170,972
Other fees and income	837,885	857,182

Total operating income	8,933,165	8,056,893

OPERATING EXPENSES
Commissions to brokers	6,793,388	5,846,564
Clearing costs	166,444	146,974
Selling, general, and administrative expenses	2,135,372	1,976,351
Interest expense	75,049	83,778
Other expenses	1,738	2,265

Total operating expenses	9,171,991	8,055,932

Net earnings (loss)	$(238,826)	$961

Net earnings (loss) per share, based on weighted average shares outstanding
of 17,619,028 for the periods ended December 31, 2009 and 2008	$(0.02)	$(0.00)

See accompanying notes to financial statements

.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Shareholders’ Equity

For the Years Ended December 31, 2009 and 2008

			Additional			Total
	Preferred	Common	Paid-in	Accumulated	Treasury	Shareholders'
	Stock	Stock	Capital	Deficit	Stock	Equity

Balance at
December 31, 2007	$865	$179,418	$3,689,778	$(2,189,520)	$(155,955)	$1,524,586

Preferred stock dividends	-	-	-	(60,548)	-	(60,548)
Net earnings	-	-	-	961	-	961

Balance at
December 31, 2008	865	179,418	3,689,778	(2,249,107)	(155,955)	1,464,999

Preferred stock dividends	-	-	-	(60,548)	-	(60,548)
Stock based compensation	-	-	7,500	-	-	7,500
Net loss	-	-	-	(238,826)	-	(238,826)

Balance at
December 31, 2009	$865	$179,418	$3,697,278	$(2,548,481)	$(155,955)	$1,173,125

See accompanying notes to financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(238,826)	$961
Adjustments to reconcile net earnings (loss) to net cash
flows from operating activities
Depreciation	46,061	53,583
Stock based compensation	7,500	-
Changes in operating assets and liabilities
Clearing deposit	(195)	(1,919)
Commissions receivable	8,067	(32,651)
Other assets	(110,240)	(66,225)
Accounts payable	19,163	5,752
Commissions payable	3,072	(23,504)
Other liabilities	28	(85)
Net cash flows from operating activities	(265,370)	(64,088)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	(3,378)	(4,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage note	(13,480)	(13,440)
Dividends paid on preferred stock	(60,548)	(60,548)
Net cash flows from financing activities	(74,028)	(73,988)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(342,776)	(142,092)
CASH AND CASH EQUIVALENTS, beginning of year	976,450	1,118,542
CASH AND CASH EQUIVALENTS, end of year	$633,674	$976,450

SUPPLEMENTAL DISCLOSURE OF CASH PAID
FOR INTEREST	$75,049	$83,778

See accompanying notes to financial statements.

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements

(1)

Description of Business and Summary of Significant Accounting Policies

Business

Woodstock Financial Group, Inc. (the “Company”) is a full service securities brokerage firm, which has been in business since 1995.  The Company is registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) in 50 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board.  The Company is subject to net capital and other regulations of the United States Securities and Exchange Commission (“SEC”). The Company offers full service commission and fee-based money management services to individual and institutional investors.  The Company maintains a custody-clearing relationship with Southwest Securities, Inc.  In 2005, the Company, as a registered investment advisor, created a managed account program named The RFG Stars Program (“RFG Stars”).  Through RFG Stars, the Company provides investment advisory services to clients.  RFG Stars client accounts are maintained with Fidelity Registered Investment Advisor Group (“FRIAG”), an arm of Fidelity Investments.  FRIAG provides brokerage, custody, and clearing services to RFG Stars clients and Southwest Securities, Inc.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, clearing deposit and commissions receivable.

Cash and cash equivalents and the clearing deposit are deposited in various financial institutions. At times, amounts on deposit may be in excess of the FDIC insurance limit. At December 31, 2009, approximately $225,000 of cash deposits was in excess of the FDIC limit.

At December 31, 2009, commissions receivable were approximately $547,000, and all were due from Southwest Securities, Inc.

Revenue Recognition and Commissions Receivable

Commissions represent transactions processed and net fees charged to customers per transaction for buy and sell transactions processed. Commissions are recorded on a settlement date basis, which does not differ materially from trade date basis.

Advertising

The Company recognizes advertising costs as incurred in selling, general and administrative expenses in the statement of operations. The amount of advertising expense recognized in 2009 and 2008 was approximately $18,000 and $15,000, respectively

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost.

Building and  Furniture, Fixtures and Equipment

Building and furniture, fixtures and equipment are reported at cost, less accumulated depreciation. Depreciation of furniture, fixtures and equipment is computed using the double declining balance method over the estimated useful life of five years.  Depreciation of the building is computed using the straight-line method over the estimated useful life of 39 years.

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements

The cost of maintenance and repairs, which do not improve or extend the useful life of the respective asset, is charged to earnings as incurred, whereas significant renewals and improvements are capitalized.

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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company files income tax returns in the United States and Georgia, which are subject to examination by the tax authorities in these jurisdictions. Generally, the statute of limitations related to the Company’s federal and state income tax return is three years. The state impact of any federal changes for prior years remains subject to examination for a period up to five years after formal notification to the states.

Treasury Stock

Treasury stock is accounted for by the cost method.  Subsequent reissuances are accounted for at average cost.

Net Earnings Per Share

During the years ended December 31, 2009 and 2008, the Company had potential common stock issuances outstanding totaling 865,000 shares related to preferred stock.  The effect of the convertible preferred stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances has been excluded from the computation of net earnings per share for each year.  Additionally, as of December 31, 2009, the Company had options outstanding.  The effect of these options was also not considered due to their antidilutive effect.

Presented below is a summary of earnings (loss) per common share for the years ended December 31, 2009 and 2008:

	2009	2008

Weighted average common shares outstanding	17,619,028	17,619,028

Net earnings (loss)	$(238,826)	$961
Preferred stock dividends	(60,548)	(60,548)

Net loss attributable to common shareholders	$(299,374)	$(59,587)

Net loss per common share	$(0.02)	$(0.00)

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements

Stock-Based Compensation

The Company sponsors a stock-based incentive compensation plan for the benefit of certain employees.  The Company accounts for this plan under the recognition and measurement principles of the Accounting Standards Codification 718, Compensation-Stock Compensation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement No. 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Codification was effective for the third quarter of 2009, and accordingly, all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

 (2)

Related Party Transactions

During the years ended December 31, 2009 and 2008, the majority shareholder received consulting fees in the amount of approximately $154,000 and $130,000, respectively.  In addition, the Company pays an override equal to 2.5% of revenues to the majority shareholder.  The majority shareholder’s spouse also receives consulting fees of $120,000 annually.  During the years ended December 31, 2009 and 2008, the majority shareholder also earned an override bonus of approximately $222,000 and $201,000, respectively.  Of the override bonus earned during the years ended December 31, 2009 and 2008, approximately $192,000 and $201,000, respectively, were paid.  The unpaid 2009 override bonus of $30,000 is included in accounts payable at December 31, 2009.

(3)

Net Capital Requirements

The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements

10 to 1).  At December 31, 2009, the Company had net capital of $781,846, which was $681,846 in excess of its required net capital of $100,000.  The Company’s net capital ratio was 0.68 to 1.

(4)

Income Taxes

The components of income tax expense for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Current	$-	$-
Deferred	(92,858)	(2,525)
Change in valuation allowance	92,858	2,525

	$-	$-

The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008

Pretax earnings (loss) at statutory rate	$(78,132)	$327
State income tax (benefit), net of federal benefit	(13,394)	38
Other	(1,332)	(2,890)
Change in valuation allowance	92,858	2,525

	$-	$-

The components of deferred taxes at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred income tax assets:
Operating loss carryforwards	$416,929	$325,403
Stock based compensation expense	129,981	128,649

Total gross deferred income tax assets	546,910	454,052

Less valuation allowance	(546,910)	(454,052)

Net deferred tax	$-	$-

During 2009 and 2008, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

At December 31, 2009, the Company had net operating loss carryforwards for tax purposes of approximately $1.1 million which will expire beginning in 2016, if not previously utilized.

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements

(5)

Mortgage Note

In September 2009, the Company refinanced the mortgage note on the current office space in Woodstock, Georgia.  The new note is a 5-year balloon maturing in September 2014, amortized on a 25-year basis at a fixed rate interest rate of 7.00%, and is collateralized by the building.

The Company paid a monthly condo association fee of approximately $53,000 and $50,000 for the years ended December 31, 2009 and 2008, respectively.

Scheduled principal payments due on the mortgage note as of December 31, 2009 are as follows:

Years ending December 31:
2010	$14,941
2011	16,021
2012	16,993
2013	18,407
2014	887,566

$953,928

 (6)

Selling, General and Administrative Expenses

Components of selling, general and administrative expenses which are greater than 1% of total revenues for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Consultant fees	$627,680	$629,619
Compensation	537,291	460,513
Errors and omissions insurance	71,295	136,435
Legal and professional fees	147,121	125,153

 (7)

Shareholders’ Equity

Stock Option Plan

The Company sponsors an incentive stock option plan for the benefit of certain employees.  The Board of Directors approved a total of 7.6 million shares to be available for potential future option grants.   There were a total of 500,000 stock options in 2009 and no stock options granted during 2008.

During October 2009, the Company granted a total of 500,000 options as part of an employment and compensation package with a strike price of $.01.  The market value of the Company’s stock was $.015 per share at the time of grant.  These options will vest in 100,000 increments over 5 years beginning in 2009.  The fair value of these options, calculated using the Black-Scholes pricing model, was $.015 per share.  The Company recognized expense related to these options of $7,500.

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements

The Company used the following assumptions in estimating the fair value of the option awards:

Expected volatility	.5%
Risk-free interest rate	4.99%
Expected life	10 years
Dividend yield	0%

A summary of activity in the stock option plan is presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding and exercisable, beginning of year	2,257,000	$0.01	2,257,000	$0.01
Vested during the year	100,000	0.01	-	-

Outstanding and exercisable, end of year	2,357,000	$0.01	2,257,000	$0.01

The total intrinsic value of options outstanding and exercisable as of December 31, 2009 and 2008 was $2,357 and $4,502, respectively.

If stock options are exercised in the future, management plans to issue additional shares of common stock to redeem the options.

Perpetual Preferred Stock

The Preferred Stock pays a cumulative annual dividend of $.70 per share.  Each share of Preferred Stock is convertible into five shares of common stock at the option of the holder.  Each share of Preferred Stock is mandatorily convertible into five shares of common stock upon the filing of a public offering registration statement or a change in control (as defined).  The Company may redeem the Preferred Stock by giving 30-day’s notice to the preferred stockholders for a redemption price of $10.00 per share, plus unpaid dividends through the redemption date.  Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders.  The Preferred Stock has no voting rights.  As of December 31, 2009 and 2008, there were no preferred dividends in arrears.

 (8)

Employee Retirement Plan

The Company has established a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE IRA). Employees who receive at least $5,000 of compensation for the calendar year are eligible to participate. The Company matches employee contributions dollar for dollar up to three percent of the employee’s compensation.  Total contributions for any employee are limited by certain regulations.  During 2009 and 2008, the Company contributed approximately $9,700 and $9,500, respectively, to the plan.

(9)

Fair Value of Financial Instruments

The carrying amounts of all financial instruments reported in the balance sheet approximate fair value.

WOODSTOCK FINANCIAL GROUP, INC.

Notes to Financial Statements

(10)

Subsequent Events

In accordance with applicable accounting standards, the Company evaluated subsequent events through the date of this audit report, the date the financial statements were available for issue.

Effective January 20, 2010  the Company entered into a FINRA and SEC-approved reorganization in which it transferred its broker-dealer and insurance businesses, together with the name “Woodstock Financial Group, Inc.” to a newly-established wholly owned Georgia subsidiary. In turn, they also changed their name to “Woodstock Holdings, Inc.  The Company will report its financial position and results of operations for 2010 and subsequent periods on a consolidated basis.

SUPPLEMENTAL

SCHEDULE

WOODSTOCK FINANCIAL GROUP, INC.

(formerly Raike Financial Group, Inc.)

Supplemental Schedule

Computation of Net Capital Under Rule 15c3-1 of

the Securities and Exchange Commission

December 31, 2009

COMPUTATION OF NET CAPITAL:

Total shareholders' equity	$1,173,125
Non-allowable assets	(391,279)

Tentative net capital	781,846
Unsecured debits	-

Net capital	781,846

Minimum net capital	100,000

Excess net capital	$681,846

AGGREGATE INDEBTEDNESS TO NET CAPITAL RATIO:

Aggregate indebtedness	$530,152

Net capital	$781,846

Ratio	0.68 to 1

There was no significant difference between net capital as computed by the Company
(included in Part II of its FOCUS report as of December 31, 2009) and the amount computed above.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our financial reporting controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic filings with the SEC. There have been no significant changes in our internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting would prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  The Company’s internal control over financial reporting is designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding our directors and executive officers.  We have no other management employees besides those described below, and there are currently no other persons under consideration to become directors or executive officers.

NAME	AGE	POSITION
William J. Raike, III	51	Chairman, President and CEO
Melissa L. Whitley	33	Treasurer, CFO and Director
Morris L. Brunson	70	Director
William D. Bertsche	65	Director
Geoffrey T. Chalmers	74	Director

The Board of Directors has designated an Audit Committee of the Board of Directors, consisting of one member, that will review the scope of accounting audits, review with the independent auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, review with the independent auditors their final report and the overall accounting and financial controls and be available to the independent auditors during the year for consultation purposes. The Board of Directors has also designated a Compensation Committee of the Board of Directors consisting of three Directors, which will review the performance of senior management, recommend appropriate compensation levels and approve the issuance of stock options pursuant to the Company's stock option plan. All Directors and officers of the Company serve until their successors are duly elected and qualify.

The Audit Committee consists of Morris Brunson.

The Compensation Committee consists of Morris Brunson, William Raike, and William Bertsche.

William J. Raike, III, Chairman, President and CEO

Mr. Raike has been licensed in the financial services industry for over 20 years. His brokerage career began as a financial representative in 1985, with an NASD member brokerage headquartered in Denver, Colorado. In 1988, Mr. Raike accepted a position as Vice President and Branch Manager of the Atlanta, Georgia regional office. Mr. Raike later joined Davenport & Company, a NYSE member firm headquartered in Richmond, Virginia and subsequently owned an independently operated branch office of an NASD member firm. Mr. Raike formed the Company, formerly known as Raike Financial Group, Inc., in March of 1995.  Mr. Raike currently holds positions as Chairman of the Board, Chief Executive Officer and President and is licensed with the Series 4 (Registered Options Principal), 7 (General Securities Representative), 24 (General Securities Principal), 55 (Equity Trader), 63 (State Securities License).

Melissa L. Whitley, Treasurer, CFO and Director

Mrs. Whitley has been with the Company since its inception in March 1995. Prior to joining Raike Financial, she was the operations manager of an independently owned OSJ branch office. Mrs. Whitley has served in several capacities during her tenure at the Company including: trading operations, administrative operations, as well as accounting and payroll. Mrs. Whitley currently holds a Series 27 Financial Operations Principal License.

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

William D. Bertsche, Director

Mr. Bertsche was educated at Santa Rosa College in Santa Rosa, California and at River Falls College in Wisconsin. At an early age, Mr. Bertsche managed a family business in the dairy industry and since has managed private business ventures in the private securities industry. He is an entrepreneur and has been self employed for the better part of his life and currently resides in Virginia.

Geoffrey T. Chalmers, Director

Mr. Chalmers is a graduate of Harvard College and Columbia Law School. He has been a practicing attorney for over 35 years in corporate and securities law, having acted as general counsel to several public and private companies, including broker-dealers. He is engaged in private practice.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the annual compensation of i) our highest-paid officer, and ii) the Company’s officers or directors as a group for the years ended December 31, 2009 and 2008:

NAME OR IDENTITY OF GROUP	TITLE	2009 COMPENSATION	2008 COMPENSATION
William J. Raike, III	Chairman, President and CEO	$ 376,308	$ 331,040

Officers and directors as a group, excluding W.J. Raike		$ 54,000	$ 52,698

The total override paid to Mr. Raike was $192,308 and $201,040 in 2009 and 2008, respectively.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the record ownership of our Common Stock as of December 31, 2009 as to (i) each person or entity who owns more than five percent (5%) of any class of our Securities (including those shares subject to outstanding options), (ii) each person named in the table appearing in “Executive Compensation”, and (iii) all officers and directors of the Company as a group.

NAME & ADDRESS	SHARES OWNED	PERCENT OF CLASS
William J. Raike, III	14,647,000	83.13%
OFFICERS & DIRECTORS AS A GROUP	14,687,000	83.36%

To the best of our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, subject to community property laws where applicable.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2009 and 2008, the majority shareholder received consulting fees from WFG in the amount of $154,000 and $130,000, respectively. In addition, WFG pays an override equal to 2.5% of revenues to the majority shareholder. The majority shareholder’s spouse also receives consulting fees of $120,000 annually. During the years ended December 31, 2009 and 2008, the majority shareholder also earned an override bonus of $222,308 and $201,040, respectively. Of the override bonus earned during the years ended December 31, 2009 and 2008, $192,308 and $201,040, respectively, were paid. The unpaid 2009 override bonus of $30,000 is included in accounts payable at December 31, 2009.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors, Accell, P.A. (“Accell”) and Porter Keadle Moore, LLP (“PKM”), related to the 2009 and 2008 fiscal years.

Accell, P.A.	2009	Porter Keadle Moore LLP	2009	2008
Audit fees	$30,410	Audit fees	$9,400	$51,720
Audit-related fees	-	Audit-related fees	-	-
Tax fees	-	Tax fees	-	-
All other fees	-	All other fees	-	-
Total fees	$30,410	Total fees	$9,400	$51,720

The fees billed by Accell and PKM are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company’s independent accountants and may not engage the independent accountants to perform any prohibited non-audit services. For 2009 and 2008, 100% of the fees incurred were pre-approved.

Audit Fees

The aggregate fees billed by Accell and PKM for professional services rendered in connection with the (i) audit of the Company’s annual financial statements for 2009 and 2008, and (ii) review of the financial statements included in the Company’s quarterly filings on Form 10-Q and 10-QSB and annual filings on Form 10-K and 10-KSB during those fiscal years.

Audit Related Fees

There were no audit-related fees, other than the audit fees, paid to Accell or PKM during 2009 or 2008.

Tax Fees

There were no tax fees paid to Accell or PKM during 2009 or 2008.

All Other Fees

There were no other fees paid to Accell or PKM during 2009 or 2008.

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

WOODSTOCK FINANCIAL GROUP, INC.

By:	/s/ William J. Raike, III
William J. Raike, III
President and Chief
Executive Officer

By:	/s/ Melissa L. Whitley
Melissa L. Whitley
Chief Financial Officer
Date:	March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William J. Raike, III
William J. Raike, III
President and Chief Executive Officer, Director
(Principal Executive Officer)
Date: March 10, 2010

/s/ Melissa L. Whitley
Melissa L. Whitley
Treasurer, Chief Financial Officer and Director
Date: March 10, 2010

/s/ Morris L. Brunson
Morris L. Brunson
Director
Date: March 10, 2010

/s/ William D. Bertsche
William D. Bertsche
Director
Date: March 10, 2010

/s/ Geoffrey T. Chalmers
Geoffrey T. Chalmers
Director
Date: March 10, 2010