Form 10-Q
period 2010-03-31
WOODSTOCK HOLDINGS INC.
filed 2010-05-14
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Woodstock Holdings, Inc.

(Exact name of registrant as specified in its charter)

Georgia	6211	58-2161804
(State of Jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

117 Towne Lake Pkwy, Ste 200 Woodstock, Georgia	30188
(Address of principal executive offices)	(Zip Code)

770-516-6996

(Telephone Number)

Woodstock Financial Group, Inc.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,619,028 shares of common stock, $.01 par value per share, issued and outstanding as of May 3, 2010.

 WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Balance Sheets

	March 31, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
Cash and cash equivalents	$647,201	$633,674
Clearing deposit	131,111	131,082
Commissions receivable	694,141	547,242
Furniture, fixtures, and equipment, at cost, net of accumulated depreciation
of $84,958 and $169,242, respectively	16,042	17,814
Building, at cost, net of accumulated depreciation
of $147,382 and $138,964, respectively	1,129,906	1,138,324
Other assets	179,985	189,069

Total assets	$2,798,386	$2,657,205

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$88,638	$65,873
Commissions payable	555,471	430,498
Preferred dividends payable	15,137	30,274
Mortgage note	950,068	953,928
Other liabilities	3,110	3,507

Total liabilities	1,612,424	1,484,080

Commitments and contingencies

Shareholders' equity:
Series A preferred stock, $.01 par value; 5,000,000 shares authorized,
86,500 shares issued and outstanding (liquidation value of $865,000)	865	865
Common stock, $.01 par value; 50,000,000 shares authorized;
17,941,772 shares issued; 17,619,028 shares outstanding	179,418	179,418
Additional paid-in capital	3,697,278	3,697,278
Accumulated deficit	(2,535,644)	(2,548,481)
Treasury stock, 322,744 shares, carried at cost	(155,955)	(155,955)

Total shareholders' equity	1,185,962	1,173,125

Total liabilities and shareholders' equity	$2,798,386	$2,657,205

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Statements of Operations

(unaudited)

For the Three Months Ended March 31, 2010 and 2009

	2010	2009
OPERATING INCOME
Commission revenue	$2,005,029	$1,438,942
Interest income	51,133	31,770
Other fees	206,619	124,234

Total operating income	2,262,781	1,594,946

OPERATING EXPENSES
Commissions to brokers	1,716,823	1,195,723
Clearing costs	31,637	35,719
Selling, general, and administrative expenses	475,563	499,029
Interest expense	10,784	20,528

Total operating expenses	2,234,807	1,750,999

Net income (loss)	$27,974	$(156,053)

Basic and diluted earnings (loss) per share	$0.00	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

For the Three Months Ended March 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$27,974	$(156,053)
Adjustments to reconcile net earnings (loss) to net cash
flows from operating activities
Depreciation	10,190	11,412
Changes in operating assets and liabilities
Clearing deposit	(29)	-
Commissions receivable	(146,899)	22,961
Other assets	9,084	(152,087)
Accounts payable	22,765	(21,663)
Commissions payable	124,973	(12,601)
Other liabilities	(397)	(29)
Net cash flows from operating activities	47,661	(308,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	-	(287)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage note	(3,860)	(3,884)
Dividends paid on preferred stock	(30,274)	(30,274)
Net cash flows from financing activities	(34,134)	(34,158)

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,527	(342,505)
CASH AND CASH EQUIVALENTS, beginning of year	633,674	976,450
CASH AND CASH EQUIVALENTS, end of year	$647,201	$633,945

SUPPLEMENTAL DISCLOSURE OF CASH PAID
FOR INTEREST	$10,784	$20,528

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Notes to Financial Statements

(1)

Organization

Woodstock Holdings, Inc. (the “Company”) is a holding company, engaged through a subsidiary, in full service securities brokerage and investment banking since 1995.  Effective January 20, 2010, the Company reorganized into a holding company and changed its name, transferring its former name, Woodstock Financial Group, Inc. (“WFG”), to a newly established 100% owned broker dealer subsidiary.

The Company reported its financial position and results of operations for 2009 and earlier periods on a pre-reorganization basis.  For reporting periods beginning after February 2010, the Company reports its position and results of operations on a consolidated basis.

WFG is registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) and 50 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board. WFG is subject to net capital and other regulations of the U.S. Securities and Exchange Commission. WFG trades securities as an agent and a principal on exchanges such as the NYSE, AMEX and NASDAQ. WFG maintains selling agreements with mutual fund families and insurance companies offering load and no load funds, annuities and insurance products.

WFG maintains a custody-clearing relationship with Southwest Securities, Inc.  In 2005, the Company, as a registered investment advisor, created a managed account program named the “RFG Stars Program”.  Through the RFG Stars Program, the Company provides investment advisory services to clients.  All RFG Stars Program client accounts are maintained with Fidelity Registered Investment Advisor Group (“FRIAG”), an arm of Fidelity Investments.  FRIAG provides brokerage, custody, and clearing services to RFG Stars Program clients.

The Company maintains branch and other offices in a number of other jurisdictions and a complement of approximately 111 independent retail brokers.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the results of a full year’s operations.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the accrual basis of accounting and include the accounts of the Holding Company and its subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and disclosures. Actual results could differ from these estimates.

(2)

Stock-Based Compensation

The Company sponsors a stock-based incentive compensation plan for the benefit of certain employees.

The Company did not grant any options during the first quarter of 2010 and did not recognize any related expense during the periods.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Notes to Financial Statements

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

(4)

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through the date the Company’s quarterly report on Form 10-Q was ready for issue.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

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

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Three Months Ended March 31, 2010 and 2009

OVERVIEW AND GENERAL INDUSTRY CONDITIONS

Woodstock Holdings, Inc. (the “Company”) is a holding company, engaged through a subsidiary, in full service securities brokerage and investment banking since 1995.  Effective January 20, 2010, the Company reorganized into a holding company and changed its name, transferring its former name, Woodstock Financial Group, Inc. (“WFG”), to a newly established 100% owned broker dealer subsidiary.   Our trading symbol remains WSFL. Other than these changes in corporate form, there has been no change in the ownership or management of the Company or of these businesses. The purpose of the reorganization was to position or firm to take advantage of new opportunities to grow and diversify in a post-recession environment. In addition., the reorganization promises to provide opportunities to improve the quality of management, internal controls and a reduction of operating costs by associating them more closely with the particular businesses being done. In this respect, the reorganization aligns our corporate structure more closely with that employed by other publicly traded firms in our business.

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

WFG is a licensed insurance broker and receives commission revenue as a result of its insurance operations.  The Company continues to grow this business; however does not regard insurance revenue as material at this time.

RESULTS OF OPERATIONS – QUARTERS ENDED MARCH 31, 2010 AND 2009

Total operating income for the quarter ended March 31, 2010 increased by $667,836, or approximately 42%, to $2,262,782, from $1,594,946 for the comparable period in 2009.

Commission revenue for the quarter ended March 31, 2010 increased by 566,087, or approximately 39%, to $2,005,029 from $1,438,942 for the comparable period in 2009. This increase was principally due to an increase in transactional business for the quarter.

Interest income for the quarter ended March 31, 2010 increased by $19,363, or approximately 61%, to $51,133 from $31,770 for the comparable period in 2009.  This increase is due to the increase in interest from margin accounts and customer accounts held by our clearing agent.

Other fees, from clearing transaction charges and other income, for the quarter ended March 31, 2010 increased by $82,385, or approximately 66%, to $206,619 from $124,234 compared to the comparable period in 2009.  This increase was principally due to fees on the increase of transactional business during the first quarter, which correlates with the increase in commission revenue during the quarter.

Total operating expenses for the quarter ended March 31, 2010 increased by $438,808, or approximately 28%, to $2,234,807 from $1,750,999 for the same period in 2009.  The increased expense was due primarily to the increased commissions paid to brokers, which correlates with the increase in commission revenue during the quarter.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Three Months Ended March 31, 2010 and 2009

Commissions to brokers for the quarter ended March 31, 2010 increased by $521,100, or approximately 44%, to $1,716,823 from $1,195,723 for the comparable period in 2009.  This increase correlates with the increase in commission revenue during the quarter.

Clearing costs were $31,637 for the quarter ended March 31, 2010, down from $35,719 the prior year.  As a percentage of commission revenue, clearing costs were approximately 1.6% for the quarter ended March 31, 2010, compared to approximately 2.5% for the comparable period in 2009.

Selling, general and administrative expense for the quarter ended March 31, 2010 decreased by $33,210, or approximately 6%, to $486,347 from $519,557 for the comparable period in 2009.

Net profit was $27,974 for the quarter ended March 31, 2010, compared to a net loss of $156,053 for the comparable period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Both our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies.  Our total net assets at March 31, 2010 were $2,798,386 of which $647,201 is cash and cash equivalents.

As a broker-dealer, WFG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that WFG maintains a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  WFG’s minimum net capital requirement is $100,000.  Under the Rule WFG is subject to certain restrictions on the use of capital and its related liquidity.  WFG’s net capital position at March 31, 2010 was $827,137 and its ratio of aggregate indebtedness to net capital was .78 to 1.

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

The Company's cash and cash equivalents decreased by $13,527 to $647,201 as of March 31, 2010, from $633,674 as of December 31, 2009.  This overall increase was due to net cash used by operating and financing activities of $47,661, and $34,134 respectively.

The Company holds a mortgage note on the current office space at 117 Towne Lake Parkway, Woodstock, GA  30188.  The mortgage note is a 5-year balloon maturing in September 2014, amortized on a 25-year basis at a fixed rate interest rate of 7.00%, and is collateralized by the building. Mortgage payments and condo association fees of $6,770 and $4,700, respectively, are payable monthly.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Three Months Ended March 31, 2010 and 2009

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

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the SEC.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

In the normal course of business, the Company, as a regulated broker dealer, is subject to examinations, inquiries and requests from Customers, the SEC, FINRA and state regulators.  We are not aware of any matter at this time that would have material impact on the company’s financial position.

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

WOODSTOCK HOLDINGS, INC.

Date: May 13, 2010	By:	/S/ WILLIAM J. RAIKE, III
William J. Raike, III
President, Chief Executive Officer and Director

Date: May 13 , 2010	By:	/S/ MELISSA L. WHITLEY
Melissa L. Whitley
Chief Financial and Accounting Officer