Form 10-Q
period 2010-06-30
WOODSTOCK HOLDINGS INC.
filed 2010-08-05
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,619,028 shares of common stock, $.01 par value per share, issued and outstanding as of August 5, 2010.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
Cash and cash equivalents	$ 795,060	$ 633,674
Clearing deposit	131,141	131,082
Commissions receivable	514,749	547,242
Furniture, fixtures, and equipment, at cost, net of accumulated depreciation
of $86,729 and $169,242, respectively	14,271	17,814
Building, at cost, net of accumulated depreciation
of $155,800 and $138,964, respectively	1,121,488	1,138,324
Other assets	182,415	189,069

Total assets	$ 2,759,124	$ 2,657,205

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 114,522	$ 65,873
Commissions payable	421,940	430,498
Preferred dividends payable	30,274	30,274
Mortgage note	946,505	953,928
Other liabilities	9,875	3,507

Total liabilities	1,523,116	1,484,080

Commitments and contingencies

Shareholders' equity:
Series A preferred stock, $.01 par value; 5,000,000 shares authorized,
86,500 shares issued and outstanding (liquidation value of $865,000)	865	865
Common stock, $.01 par value; 50,000,000 shares authorized;
17,941,772 shares issued; 17,619,028 shares outstanding	179,418	179,418
Additional paid-in capital	3,697,278	3,697,278
Accumulated deficit	(2,485,598)	(2,548,481)
Treasury stock, 322,744 shares, carried at cost	(155,955)	(155,955)

Total shareholders' equity	1,236,008	1,173,125

Total liabilities and shareholders' equity	$ 2,759,124	$ 2,657,205

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
OPERATING INCOME
Commission revenue	$ 2,474,709	$ 2,418,899	$ 4,479,738	$ 3,857,841
Interest income	79,974	31,524	131,107	63,294
Other fees	228,598	248,140	435,218	372,373

Total operating income	2,783,281	2,698,563	5,046,063	4,293,508

OPERATING EXPENSES
Commissions to brokers	2,117,738	2,067,556	3,834,561	3,263,284
Clearing costs	40,362	51,384	71,999	87,103
Selling, general, and administrative expenses	543,251	515,135	1,018,814	1,014,160
Interest expense	16,747	21,073	27,532	41,601

Total operating expenses	2,718,098	2,655,148	4,952,906	4,406,148

Net income (loss)	$ 65,183	$ 43,415	$ 93,157	$ (112,640)

Basic and diluted earnings (loss) per share	$ 0.00	$ 0.00	$ 0.01	$ (0.01)

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

For the Six Months Ended June 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$ 93,157	$ (112,640)
Adjustments to reconcile net earnings (loss) to net cash
flows from operating activities
Depreciation	20,379	22,923
Changes in operating assets and liabilities
Clearing deposit	(59)	-
Commissions receivable	32,493	(115,970)
Other assets	6,654	(205,455)
Accounts payable	48,649	(25,345)
Commissions payable	(8,558)	52,626
Other liabilities	6,368	1,603
Net cash flows from operating activities	199,083	(382,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	-	(2,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage note	(7,423)	(7,399)
Dividends paid on preferred stock	(30,274)	(30,274)
Net cash flows from financing activities	(37,697)	(37,673)

NET CHANGE IN CASH AND CASH EQUIVALENTS	161,386	(422,019)
CASH AND CASH EQUIVALENTS, beginning of year	633,674	976,450
CASH AND CASH EQUIVALENTS, end of period	$ 795,060	$ 554,431

SUPPLEMENTAL DISCLOSURE OF CASH PAID
FOR INTEREST	$ 27,532	$ 41,601

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

WFG maintains a custody-clearing relationship with Southwest Securities, Inc.  In 2005, the Company, as a registered investment advisor, created a managed account program named the “RFG Stars Program”.  Through the RFG Stars Program, the Company provides investment advisory services to clients.  RFG Stars Program client accounts are maintained with Southwest Securities and Fidelity Registered Investment Advisor Group (“FRIAG”), an arm of Fidelity Investments.  FRIAG provides brokerage, custody, and clearing services to RFG Stars Program clients.

The Company maintains branch and other offices in a number of other jurisdictions and a complement of approximately 92 independent retail brokers.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the results of a full year’s operations.

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

The Company did not grant any options during the first and second quarter of 2010 and did not recognize any related expense during the periods.

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

AND RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2010 and 2009

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

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Six Months Ended June 30, 2010 and 2009

RESULTS OF OPERATIONS – QUARTERS ENDED June 30, 2010 AND 2009

Total operating income for the quarter ended June 30, 2010 increased by $84,718, or approximately 3%, to $2,783,281, from $2,698,563 for the comparable period in 2009.

Commission revenue for the quarter ended June 30, 2010 increased by $55,810, or approximately 2%, to $2,474,709 from $2,418,899 for the comparable period in 2009. This increase was principally due to an increase in the fee based business for the quarter.

Interest income for the quarter ended June 30, 2010 increased by $48,450, or approximately 154%, to $79,974 from $31,524 for the comparable period in 2009.  This increase is due to the increase in interest charged on margin accounts and customer accounts held by our clearing agent.

Other fees, from clearing transaction charges and other income, for the quarter ended June 30, 2010 decreased by $19,542, or approximately 8%, to $228,598 from $248,140 compared to the comparable period in 2009.  This decrease was principally due to a decrease in transactional business during the second quarter, also WFG decreased the transactional fee charged to the customers.

Total operating expenses for the quarter ended June 30, 2010 increased by $62,950, or approximately 2%, to $2,718,098 from $2,655,148 for the same period in 2009.  The increased expense was due primarily to the increased commissions paid to brokers, which correlates with the increase in commission revenue during the quarter.

Commissions to brokers for the quarter ended June 30, 2010 increased by $50,182, or approximately 2%, to $2,117,738 from $2,067,556 for the comparable period in 2009.  This increase correlates with the increase in commission revenue during the quarter.

Clearing costs were $40,362 for the quarter ended June 30, 2010, down from $51,384 the prior year.  As a percentage of commission revenue, clearing costs were approximately 1.6% for the quarter ended June 30, 2010, compared to approximately 2.1% for the comparable period in 2009.

Selling, general and administrative expense for the quarter ended June 30, 2010 increased by $28,116, or approximately 5%, to $543,251 from $515,135 for the comparable period in 2009.

Net profit was $65,183 for the quarter ended June 30, 2010, compared to a net profit of $43,415 for the comparable period in 2009.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Total operating income for the six months ended June 30, 2010 increased by $752,554, or approximately 18%, to $5,046,063, from $4,293,508 for the comparable period in 2009.

Commission revenue for the six months ended June 30, 2010 increased by 621,897, approximately 16%, to $4,479,738 from $3,857,841 for the comparable period in 2009. This increase was principally due to an increase in transactional business for the first quarter and fee based business in the second quarter.

Interest income for the six months ended June 30, 2010 increased $67,813, or approximately 107%, to $131,107 from $63,294 during the six months ended June 30, 2010 compared to the same period in 2009.  This increase is due to the increase in interest charged on margin accounts and customer accounts held by our clearing agent.

Other fees, from clearing transaction charges and other income increased by $62,845, or approximately 17% for the six months ended June 30, 2010, to $435,218 from $372,373 compared to the comparable period in 2009.  This increase was principally due to fees on transactional business during the first quarter, which correlates with the increase in commission revenue during that quarter.  In addition there is additional income from a sub-tenant.

Total operating expenses for the six months ended June 30, 2010 increased by $546,758 or approximately 12%, to $4,952,906 from $4,406,148 for the same period in 2009.  The increased expense was due primarily to the increased commissions paid to brokers, which correlates with the increase in commission revenue.

Commissions to brokers increased by $571,277, or approximately 18%, to $3,834,561 for the six months ended June 30, 2010 from $3,263,284 in the prior year.  This increase correlates with the increase in commission revenue during the six months.

Clearing costs decreased by $15,104 or 17% to $71,999 for the six months ended June 30, 2010 in the prior year.  As a percentage of commission revenue, clearing costs were approximately 1.6% in 2010 compared to 2.3% in 2009.

Selling, general and administrative expenses decreased $4,654, or approximately 0.5% to $1,018,814 for the six months ended June 30, 2010 from $1,014,160 in the prior year.

Net profit was $93,157 for the six months ended June 30, 2010 compared to a net loss of $112,640 for the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Both our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies.  Our total net assets at June 30, 2010 were $2,759,124 of which $795,060 is cash and cash equivalents.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Six Months Ended June 30, 2010 and 2009

As a broker-dealer, WFG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that WFG maintains a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  WFG’s minimum net capital requirement is $100,000.  Under the Rule WFG is subject to certain restrictions on the use of capital and its related liquidity.  WFG’s net capital position at June 30, 2010 was $831,467 and its ratio of aggregate indebtedness to net capital was .66 to 1.

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

The Company's cash and cash equivalents increased by $161,386 to $795,060 as of June 30, 2010, from $633,674 as of December 31, 2009.  This overall increase was due to net cash from operating activities of $199,083 and cash used by financing activities of $37,697.

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

EFFECTS OF INFLATION AND OTHER ECONOMIC FACTORS

Market prices of securities are generally influenced by changes in rates of inflation, changes in interest rates and economic activity generally.  Our revenues and net income are, in turn, principally affected by changes in market prices and levels of market activity.  Moreover, the rate of inflation affects our expenses, such as employee compensation, occupancy expenses and communications costs, which may not be readily recoverable in the prices of services, offered to our customers.  To the extent inflation, interest rates or levels of economic activity adversely affect market prices of securities, our financial condition and results of operations will also be adversely affected.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company does not invest or trade in market sensitive investments.

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the SEC.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

In the normal course of business, the Company, as a regulated broker dealer, is subject to examinations, inquiries and requests from Customers, the SEC, FINRA and state regulators.  We are not aware of any matter at this time that would have material impact on the company’s financial position.

Item 1A.

Risk Factors

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

31.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODSTOCK HOLDINGS, INC.

Date: August 5, 2010	By:	/S/ WILLIAM J. RAIKE, III
William J. Raike, III
President, Chief Executive Officer and Director

Date: August 5 , 2010	By:	/S/ MELISSA L. WHITLEY
Melissa L. Whitley
Chief Financial and Accounting Officer