Form 10-Q
period 2010-09-30
WOODSTOCK HOLDINGS INC.
filed 2010-11-12
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,619,028 shares of common stock, $.01 par value per share, outstanding as of November 10, 2010.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Balance Sheets

	September 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
Cash and cash equivalents	$ 560,251	$ 633,674
Clearing deposit	631,163	131,082
Commissions receivable	841,323	547,242
Furniture, fixtures, and equipment, at cost, net of accumulated depreciation
of $88,641 and $169,242, respectively	16,248	17,814
Building, at cost, net of accumulated depreciation
of $164,218 and $138,964, respectively	1,113,070	1,138,324
Other assets	304,003	189,069

Total assets	$ 3,466,058	$ 2,657,205

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 31,744	$ 65,873
Commissions payable	646,673	430,498
Preferred dividends payable	15,137	30,274
Mortgage note	942,875	953,928
Deferred revenue	500,000	-
Other liabilities	4,796	3,507

Total liabilities	2,141,225	1,484,080

Commitments and contingencies

Shareholders' equity:
Series A preferred stock, $.01 par value; 5,000,000 shares authorized,
86,500 shares issued and outstanding (liquidation value of $865,000)	865	865
Common stock, $.01 par value; 50,000,000 shares authorized;
17,941,772 shares issued; 17,619,028 shares outstanding	179,418	179,418
Additional paid-in capital	3,697,278	3,697,278
Accumulated deficit	(2,396,773)	(2,548,481)
Treasury stock, 322,744 shares, carried at cost	(155,955)	(155,955)

Total shareholders' equity	1,324,833	1,173,125

Total liabilities and shareholders' equity	$ 3,466,058	$ 2,657,205

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
OPERATING INCOME
Commission revenue	$ 2,436,310	$ 2,256,476	$ 6,916,047	$ 6,114,316
Interest income	81,577	38,300	212,685	101,595
Other fees	252,765	214,385	687,983	586,759

Total operating income	2,770,652	2,509,161	7,816,715	6,802,670

OPERATING EXPENSES
Commissions to brokers	2,090,205	1,991,652	5,924,766	5,254,937
Clearing costs	41,607	41,872	113,606	128,975
Selling, general, and administrative expenses	518,199	489,920	1,537,012	1,504,080
Interest expense	16,679	15,835	44,211	57,436

Total operating expenses	2,666,690	2,539,279	7,619,595	6,945,428

Net income (loss)	$ 103,962	$ (30,118)	$ 197,120	$ (142,758)

Basic and diluted earnings (loss) per common share	$ 0.01	$ (0.00)	$ 0.01	$ (0.01)

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

For the Nine Months Ended September 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$ 197,120	$ (142,758)
Adjustments to reconcile net earnings (loss) to net cash
flows from operating activities
Depreciation	30,708	34,492
Changes in operating assets and liabilities
Clearing deposit	(500,081)	-
Commissions receivable	(294,081)	(115,102)
Other assets	(114,934)	(220,824)
Accounts payable	(34,129)	13,760
Commissions payable	216,175	116,958
Deferred revenue	500,000	-
Other liabilities	1,289	18,580
Net cash flows from operating activities	2,067	(294,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	(3,889)	(3,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage note	(11,053)	(9,861)
Dividends paid on preferred stock	(60,548)	(60,548)
Net cash flows from financing activities	(71,601)	(70,409)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(73,423)	(368,681)
CASH AND CASH EQUIVALENTS, beginning of year	633,674	976,450
CASH AND CASH EQUIVALENTS, end of period	$ 560,251	$ 607,769

SUPPLEMENTAL DISCLOSURE OF CASH PAID
FOR INTEREST	$ 44,211	$ 57,436

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

WFG maintains a custody-clearing relationship with Southwest Securities, Inc. (“Southwest”). In 2005, the Company, as a registered investment advisor, created a managed account program named the “RFG Stars Program”.  Through the RFG Stars Program, the Company provides investment advisory services to clients.  RFG Stars Program client accounts are maintained with Southwest and Fidelity Registered Investment Advisor Group (“FRIAG”), an arm of Fidelity Investments.  FRIAG provides brokerage, custody, and clearing services to RFG Stars Program clients.

In September 2010 WFG executed an agreement with Southwest whereby Southwest offered a $500,000 up front incentive payment in return for a six year agreement with WFG. Receipt of these funds was recorded as an increase to the Clearing Deposit account and Deferred Revenue, of which 1/6 will be recognized to income, annually, over the term of the six year agreement.

The Company maintains branch and other offices in a number of other jurisdictions and a complement of approximately 108 independent retail brokers.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results of a full year’s operations.

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

The Company did not grant any options during the first, second or third quarter of 2010 and did not recognize any related expense during the period.

During October 2010, the Company granted a total of 125,000 options for a certain employee with a strike price of $.01 where the market value of the Company’s stock was $.05 per share at the time of grant.  These options vested immediately, and the Company recognized $1,250 of expense related to these options.  The fair value of these options, using the Black-Scholes pricing model was $.04 per share.

(3)

Recent Accounting Pronouncements

Effective July 16, 2010 per the Dodd-Frank Wall Street Reform and Consumer Protection Act, Woodstock Holdings, Inc. is not required to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 whereby the Company’s management had to report on the operating effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010.  However, it remains the stated goal of the Company’s management to institute many of the terms, controls and conditions outlined within the Sarbanes-Oxley framework during the next few quarters.

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

AND RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2010 and 2009

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

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Nine Months Ended September 30, 2010 and 2009

RESULTS OF OPERATIONS – QUARTERS ENDED September 30, 2010 AND 2009

Total operating income for the quarter ended September 30, 2010 increased by $261,491, or approximately 10%, to $2,770,652, from $2,509,161 for the comparable period in 2009.

Commission revenue for the quarter ended September 30, 2010 increased by $179,834, or approximately 8%, to $2,436,310 from $2,256,476 for the comparable period in 2009. This increase was principally derived from commissions from transactional business for the quarter.

Interest income for the quarter ended September 30, 2010 increased by $43,277, or approximately 113%, to $81,577 from $38,300 for the comparable period in 2009.  This increase is due to the increase in interest charged on margin accounts and customer accounts held by our clearing agent.

Other fees, from clearing transaction charges and other income, for the quarter ended September 30, 2010 increased by $38,380, or approximately 18%, to $252,765 from $214,385 compared to the comparable period in 2009.  This was principally due to additional income from a sub-tenant and a slight increase in the transactional fee charged to the customers.

Total operating expenses for the quarter ended September 30, 2010 increased by $127,411, or approximately 5%, to $2,666,690 from $2,539,379 for the same period in 2009.  The increased expense was due primarily to the increased commissions paid to brokers, which correlates with the increase in commission revenue during the quarter.

Commissions to brokers for the quarter ended September 30, 2010 increased by $98,553, or approximately 5%, to $2,090,205 from $1,991,652 for the comparable period in 2009.  This increase correlates with the increase in commission revenue during the quarter.

Clearing costs for the quarter ended September 30, 2010, decreased by $265, or approximately 0.6%, to $41,607 from $41,872 for the comparable period in 2009. As a percentage of commission revenue, clearing costs were approximately 1.7% for the quarter ended September 30, 2010, compared to approximately 1.9% in 2009.

Selling, general and administrative expense for the quarter ended September 30, 2010 increased by $28,279, or approximately 6%, to $518,199 from $489,920 for the comparable period in 2009.

Net profit was $103,962 for the quarter ended September 30, 2010, compared to a net loss of $30,118 for the comparable period in 2009. The increase in revenue was primarily related to an increase in brokers and their activity, while at the same time the Company was able to leverage on established policies and procedures to efficiently manage the increase in activity without incurring a proportionate increase to selling, general, and administrative expenses; thus, there was overall net income.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Total operating income for the nine months ended September 30, 2010 increased by $1,014,045, or approximately 15%, to $7,816,715, from $6,802,670 for the comparable period in 2009.

Commission revenue for the nine months ended September 30, 2010 increased by 801,731, approximately 13%, to $6,916,047 from $6,114,316 for the comparable period in 2009. This increase was principally due to an increase in transactional business for the first quarter and third quarter and fee based business in the second quarter.

Interest income for the nine months ended September 30, 2010 increased $111,090, or approximately 109%, to $212,685 from $101,595 during the nine months ended September 30, 2010 compared to the same period in 2009.  This increase is due to the increase in interest charged on margin accounts and customer accounts held by our clearing agent.

Other fees, from clearing transaction charges and other income increased by $101,224, or approximately 17% for the nine months ended September 30, 2010, to $687,983 from $586,759 compared to the comparable period in 2009.  This increase was principally due to fees on transactional business during the first quarter, which correlates with the increase in commission revenue during that quarter.  Furthermore, there is additional income from a sub-tenant.

Total operating expenses for the nine months ended September 30, 2010 increased by $674,167 or approximately 10%, to $7,619,595 from $6,945,428 for the same period in 2009.  The increased expense was due primarily to the increased commissions paid to brokers, which correlates with the increase in commission revenue.

Commissions to brokers increased by $669,829, or approximately 13%, to $5,924,766 for the nine months ended September 30, 2010 from $5,254,937 for the comparable period in the prior year.  This increase correlates with the increase in commission revenue during the nine months.

Clearing costs for the nine months ended September 30, 2010 decreased by $15,369, or approximately 12%, for the comparable period in the prior year.  As a percentage of commission revenue, clearing costs were approximately 1.6% in 2010 compared to 2.1% in 2009.

Selling, general and administrative expenses increased $32,932 or approximately 2% to $1,537,012 for the nine months ended September 30, 2010 from $1,504,080 in the comparable period in the prior year.

Net profit was $197,120 for the nine months ended September 30, 2010 compared to a net loss of $142,758 for the comparable period in the prior year. The increase in revenue was primarily related to an increase in brokers and their activity, while at the same time the Company was able to leverage on established policies and procedures to efficiently manage the increase in activity without incurring a proportionate increase to selling, general, and administrative expenses; thus, there was overall net income.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Both our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies.  Our total assets at September 30, 2010 were $3,466,058 of which $560,251 is cash and cash equivalents.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Nine Months Ended September 30, 2010 and 2009

As a broker-dealer, WFG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that WFG maintains a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  WFG’s minimum net capital requirement is $100,000.  Under the Rule WFG is subject to certain restrictions on the use of capital and its related liquidity.  WFG’s net capital position at September 30, 2010 was $826,888 and its ratio of aggregate indebtedness to net capital was .143 to 1. The calculation of the ratio only includes the balances obtained from the Broker Dealer.

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

The Company's cash and cash equivalents decreased by $73,423 to $560,251 as of September 30, 2010, from $633,674 as of December 31, 2009.  This overall decrease was due to net cash from operating activities of $2,069, cash used by cash from investing of $3,889 and cash used by financing activities of $71,601.

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

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the SEC.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WOODSTOCK HOLDINGS, INC.

Date: November 10, 2010	By:	/S/ WILLIAM J. RAIKE, III
William J. Raike, III
President, Chief Executive Officer and Director

Date: November 10, 2010	By:	/S/ MELISSA L. WHITLEY
Melissa L. Whitley
Chief Financial and Accounting Officer