Form 10-K
period 2010-12-31
WOODSTOCK HOLDINGS INC.
filed 2011-03-21
CIK 1095373

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended December 31, 2010
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to _______________
Commission file number ___________

WOODSTOCK HOLDINGS, INC
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter.

Average Bid $0.074 and Average Ask $.1079 as of December 31, 2010.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 17,744,028 shares outstanding as of March 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE – N/A

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis or Plan of Operation,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Woodstock Holdings, Inc. (the “Company”) (formerly Woodstock Financial Group, Inc.) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

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

WFG  is a full service securities brokerage firm, which was incorporated in January 2010.  WFG is registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) in 50 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board.  WFG is also an SEC Registered Investment Advisor and maintains advisory accounts through Fidelity Registered Investment Advisor Group (“FRIAG”), an arm of Fidelity Investments and IMG (Investment Management Group, a division of Southwest Securities.) The WFG is subject to net capital and other regulations of the United States Securities and Exchange Commission (“SEC”). WFG offers full service commission and fee-based money management services to individual and institutional investors.

WFG maintains a custody-clearing relationship with Southwest Securities, Inc. (“Southwest”) and these accounts are introduced to Southwest on a fully disclosed basis.

In September 2010 WFG signed a revised clearing and custody agreement with Southwest whereby Southwest provided a $500,000 incentive payment as part of a six year agreement with WFG.  Receipt of these funds was initially recorded as an increase to the Clearing Deposit account and Deferred Revenue.  In December 2010 WFG signed an amendment to this agreement with Southwest whereby Southwest provided the $500,000 incentive payment with $125,000 being a one time non-contingent signing bonus in return for a six year agreement with WFG.  The initial recording of the transaction was reversed and receipt of these funds was recorded as an increase of $125,000 to the Other Income account and $375,000 to Deferred Revenue account, of which beginning October 2011 a monthly deduction of $6,250 is allowed under the terms.  We believe WFG will benefit economically as a result of the terms of the new clearing and custody agreement with Southwest.

Our Company headquarters is at 117 Towne Lake Parkway, Suite 200, Woodstock, Georgia 30188, and our telephone number is (770) 516-6996. We maintain branch and other offices in a number of other jurisdictions and a complement of approximately 104 independent retail brokers. Our net capital position as of December 31, 2010 and 2009, as calculated by Rule 15c3-1 of the SEC, was $761,433 and $781,846, respectively.

For the previous five years, our annual revenues are as follows:

Year	Revenues	No. of Reps.
2006	$9,264,261	70
2007	$8,067,137	74
2008	$8,056,893	110
2009	$8,933,165	111
2010	$12,706,967	104

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

Other than these changes in corporate form, there has been no change in the ownership or management of the Company or of these businesses. The purpose of the reorganization is to position our firm to take advantage of new opportunities to grow and diversify in a post-recession environment. In addition, the reorganization is expected to provide opportunities to improve the quality of management, internal controls and a reduction of operating costs by associating them more closely with the particular businesses being done. In this respect, the reorganization aligns our corporate structure more closely with that employed by other publicly traded firms in our business.

SECURITIES SALES SERVICES

WFG is a FINRA member broker-dealer providing securities sales services through a network of "independent contractor" registered representatives to several thousand retail clients. These representatives primarily retail stocks, mutual funds, variable annuities and variable life insurance products, managed account and other investment advisory and financial planning products and services. Commissions are charged on the sale of securities products, of which a percentage is shared with the representatives. Over 87% of our revenue during 2010 and 2009 has been derived from these securities sales services.

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

CLEARING AGENT AND CUSTOMER CREDIT

WFG currently uses Southwest Securities, Inc. (“Southwest”) as its clearing agent on a fully disclosed basis. Southwest processes all securities transactions and maintains the accounts of customers. Customer accounts are protected through the Securities Investor Protection Corporation (“SIPC”) for up to $500,000, with coverage of cash balances limited to $250,000. Southwest has purchased from underwriting syndicates, syndicates at Lloyd’s of London with additional security protection to cover the net equity of customers’ accounts up to an aggregate of $100 million.

The services of Southwest include billing, credit control and receipt, and custody and delivery of securities. Southwest provides the operational support necessary to process, record and maintain securities transactions for our brokerage and distribution activities. The total cost of Southwest’s services is closely monitored to determine the feasibility of our providing these services ourselves.

Southwest lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with Southwest maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of our clearing agreement, we indemnify Southwest for any loss on these credit arrangements. We have implemented policies to avoid possible defaults on margin loans by the increased supervision of customers with margin loans. Margin interest for the years ending December 31, 2010 and 2009 was approximately 2.1% and 1.4%, respectively, of revenues.

In September 2010 WFG signed a revised clearing and custody agreement with Southwest whereby Southwest provided a $500,000 incentive payment as part of a six year agreement with WFG.  Receipt of these funds was initially recorded as an increase to the Clearing Deposit account and Deferred Revenue.  In December 2010 WFG signed an amendment to this agreement with Southwest whereby Southwest provided the $500,000 incentive payment with $125,000 being a one time non-contingent signing bonus in return for a six year agreement with WFG. Therefore, we recorded $125,000 to Other Income and adjusted Deferred Revenue to $375,000.

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

In July, 2010 the U.S. Congress enacted and the President signed a comprehensive overhaul of the financial services industry (the “Dodd Frank Act”), among other things mandating the U.S. Securities and Exchange Commission to adopt a variety of new regulations governing the broker dealer and investment advisory business.  Many of these new regulations, as proposed, will have far reaching effects on the Company’s business.  The Company will be, as a result, subject to an increased level of regulation and reporting which will affect its efficiency and profitability for years to come.

Broker-dealers are already subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and reporting, continuing education and the conduct of directors, officers and employees. Investment advisors are subject to SEC and state regulation governing licensing of investment advisor representatives, disclosure to and communication with customers, bonding and investment and other managers.  Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers and investment advisors.

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

Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. WFG has elected to compute its net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. WFG’s required minimum net capital is $100,000. As of December 31, 2010, we had FINRA reported net capital of $761,433 and our ratio of aggregate indebtedness to net capital was 1.95 to 1.

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

Although we may expand the financial services we can render to our customers, we currently do not offer as broad a range of financial services as national stock exchange member firms, commercial banks, insurance companies and others.

PERSONNEL

At December 31, 2010, we had 14 full-time employees in addition to approximately 104 registered representatives. None of our personnel are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

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

REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Company’s Common Stock is traded on the NASDAQ OTC Bulletin Board under the symbol “WSFL.OB”. No equity securities of the Company were sold during the period.

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

Our subsidiary, WFG, is a licensed insurance broker and receives insurance commission revenue as a result of insurance operations. Our subsidiary, WFG, is also a registered investment advisor and receives revenue from advisory fees.  The Company does not regard insurance commissions and advisory fee revenue as significant at this time.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2010 and 2009

Total revenue for the year ended December 31, 2010 increased by $3,773,802 or approximately 42%, to $12,706,967 from $8,933,165 for the comparable period in 2009.

Commission revenue for the year ended December 31, 2010 increased by $3,187,408, or approximately 40%, to $11,133,983 from $7,946,575 for the comparable period in 2009.  The increase was due primarily to an addition of an OSJ branch office in the third quarter, along with an increase in transactional business for the first quarter and third quarter and fee based business in the second quarter.

Interest and dividend income for the year ended December 31, 2010 increased by $131,380, or approximately 88%, to $280,085 from $148,705 compared to the comparable period in 2009. This increase is due to the increase in interest charged on margin accounts and customer accounts held by Southwest.

Other fees, from clearing transactions charges and other income for the year ended December 31, 2010 increased by $455,014, or approximately 54%, to $1,292,899 from $837,885 for the comparable period in 2009. The primarily increase is due to the fact that in September, 2010 WFG executed an agreement with Southwest whereby Southwest provided a $500,000 incentive payment in return for a six year agreement with WFG.  The agreement was further amended in December, 2010.  Receipt of the funds was recorded as deferred revenue, of which $125,000 was recognized as income as of December 31, 2010.  In addition, there are $67,429 in realized and $36,845 in unrealized trading profits included from the fourth quarter.  Furthermore, there is additional income from a sub-tenant.

Total operating expenses for the year ended December 31, 2010 increased by $3,255,777, or approximately 35%, to $12,427,768 from $9,171,991 for the comparable period in 2009. The increased expense was due primarily to the increased commissions paid to brokers, which correlates with the increase commission revenue.

Commissions to brokers for the year ended December 31, 2010 increased by $2,924,472, or approximately 43%, to $9,717,860 from $6,793,388 for the comparable period in the prior year.  This increase correlates with the increase in commission revenue during the year.

Clearing costs for the year ended December 31, 2010 decreased by $5,971, or approximately 4%, to $160,473 from $166,444 for the comparable period in 2009 as a result of a renegotiated clearing agreement. As a percentage of commission revenue, clearing costs were approximately 1.4% for the year ended December 31, 2010, compared to approximately 2.1% in 2009.

Selling, general and administrative expense for the year ended December 31, 2010 increased $319,969, or 15%, to $2,455,341 compared to $2,135,372 for the comparable period in 2009.  This increase was largely due to the Company taking a write-off of $109,798 in the amount due from a broker’s account.

The Company recorded no income tax expense or benefit for the years ended December 31, 2010 and 2009. We have net operating loss carryforward as of December 31, 2010, the utilization of which is dependent upon future taxable income.

Net profit was $279,199 for the year ended December 31, 2010 compared to net loss of $238,826 for the comparable period in 2009.  The increase in revenue was primarily related to an increase in brokers and their activity, while at the same time the Company was able to leverage on established policies  and procedures to efficiently manage the increase in activity without incurring a proportionate increase to selling, general, and administrative expenses; thus, there was overall net income.

RELATED PARTIES

During the period ended December 31, 2010, a company owned by the Chief Executive Officer (“CEO”) received consulting fees from WFG in the amount of approximately $166,000.  In addition, WFG pays an override equal to 2.5% of revenues to a company owned by the CEO.  A company owned by the CEO’s spouse also receives consulting fees of $120,000 annually.  During the period ended December 31, 2010, the CEO also earned an override bonus of approximately $314,000.  Of the override bonus earned during the year ended December 31, 2010, approximately $307,000 was paid.  Included in the paid override bonus is approximately $30,000 from payments that were earned in 2009.  This liability was transferred to WFG during the reorganization and was paid during 2010.  The unpaid 2010 override bonus of approximately $37,000 is included in accounts payable at December 31, 2010.

Registered representatives licensed with WFG sold interests in Raike Real Estate Income Fund (“RRIF”) and received approximately $32,000 in commissions during 2010.  RRIF is managed by a company owned by the CEO of WHI.

Pursuant to Exchange Act Rules 17a-3(a) and (a)(2), WFG and WHI have an expense sharing agreement in place.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents and receivables from other broker-dealers and Southwest, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and Southwest turn over rapidly. Both our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at December 31, 2010 were $1,236,215, of which $968,716 is cash and cash equivalents.

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

The Company's cash and cash equivalents increased by $335,042, to $968,716 as of December 31, 2010, from $633,674 as of December 31, 2009. This increase was due to net cash provided by operating activities of $576,041, cash used in investing activities of $9,962, and cash used in financing activities of $231,037. For more information on the cash flows of the Company, please see the statement of cash flows included in the Company’s financial statements appearing elsewhere herein.

SECURITIES INVENTORY AND LIABLILITY FOR SECURITIES INVENTORY

The Company maintains an investment grade municipal bond inventory account for the purpose of inter-dealer trading.  This inventory account is monitored on a daily basis for credit risk, market risk and collateralization purposes.  This inventory is held in a segregated margin account at Southwest, the Company’s clearing firm.  This segregated margin account is collateralized by the Company’s clearing deposit account at Southwest.  The current interest rate environment has produced a positive cost to carry on this trading account.

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

ITEM 8.

FINANCIAL STATEMENTS

The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for the years ended December 31, 2010 and 2009

Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009

Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

We have audited the accompanying consolidated balance sheets of Woodstock Holdings, Inc. (formerly known as Woodstock Financial Group, Inc., the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Woodstock Holdings, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Tampa, Florida

March 15, 2011

4868 West Gandy Boulevard i Tampa, Florida 33611 i 866.683.2727

WOODSTOCK HOLDINGS, INC.

Balance Sheets

As of December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and cash equivalents	$ 968,716	$ 633,674
Clearing deposit	161,182	131,082
Securities inventory, at fair value	1,116,222	-
Accrued interest	20,642	-
Commissions receivable	1,247,324	547,242
Furniture, fixtures, and equipment, at cost, net of accumulated depreciation
of $90,679 and $169,242, respectively	20,283	17,814
Building, at cost, net of accumulated depreciation
of $172,636 and $138,964, respectively	1,104,652	1,138,324
Other assets	131,049	189,069

Total assets	$ 4,770,070	$ 2,657,205

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 98,798	$ 65,873
Commissions payable	1,007,161	430,498
Preferred dividends payable	30,274	30,274
Liability for securities inventory	1,079,377	-
Mortgage note	939,000	953,928
Deferred revenue	375,000	-
Other liabilities	4,245	3,507

Total liabilities	3,533,855	1,484,080

Commitments and contingencies

Shareholders' equity:
Series A preferred stock, $.01 par value; 5,000,000 shares authorized,
86,500 shares issued and outstanding (redemption value of $865,000)	865	865
Common stock, $.01 par value; 50,000,000 shares authorized,
18,066,772 shares issued; 17,744,028 shares outstanding	180,668	179,418
Additional paid-in capital	3,698,528	3,697,278
Accumulated deficit	(2,487,891)	(2,548,481)
Treasury stock, 322,744 shares, carried at cost	(155,955)	(155,955)

Total shareholders' equity	1,236,215	1,173,125

Total liabilities and shareholders' equity	$ 4,770,070	$ 2,657,205

See accompanying notes to financial statements.

WOODSTOCK HOLDINGS, INC.

Statements of Operations

For the Years Ended December 31, 2010 and 2009

	2010	2009
OPERATING INCOME
Commission revenue	$ 11,133,983	$ 7,946,575
Interest income	280,085	148,705
Net realized gain on securities	67,429	-
Unrealized gain on securities	36,845	-
Other fees	1,188,625	837,885

Total operating income	12,706,967	8,933,165

OPERATING EXPENSES
Commissions to brokers	9,717,860	6,793,388
Clearing costs	160,473	166,444
Selling, general, and administrative expenses	2,455,341	2,135,372
Interest expense	79,094	75,049
Other expenses	15,000	1,738

Total operating expenses	12,427,768	9,171,991

Net income (loss)	$ 279,199	$ (238,826)

Basic and diluted earnings (loss) per common share	$ 0.01	$ (0.02)

See accompanying notes to financial statements

.

WOODSTOCK HOLDINGS, INC.

Statements of Shareholders’ Equity

For the Years Ended December 31, 2010 and 2009

			Additional			Total
	Preferred	Common	Paid-in	Accumulated	Treasury	Shareholders'
	Stock	Stock	Capital	Deficit	Stock	Equity

Balance at
December 31, 2009	$ 865	$ 179,418	$ 3,697,278	$ (2,548,481)	$ (155,955)	$ 1,173,125
Common stock dividends				(158,061)		(158,061)
Preferred stock dividends	-	-	-	(60,548)	-	(60,548)
Additional paid-in capital			1,250			1,250
Exercise of stock options		1,250				1,250
Net earnings	-	-	-	279,199	-	279,199

Balance at
December 31, 2010	$ 865	$ 180,668	$ 3,698,528	$ (2,487,891)	$ (155,955)	$ 1,236,215

See accompanying notes to financial statements.

WOODSTOCK HOLDINGS, INC.

Statements of Cash Flows

For the Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$ 279,199	$ (238,826)
Adjustments to reconcile net earnings (loss) to net cash
flows from operating activities
Depreciation	41,165	46,061
Unrealized gains on investments	(36,845)	7,500
Changes in operating assets and liabilities
Accrued interest	(20,642)	-
Commissions receivable	(700,082)	8,067
Clearing deposit	(30,100)	(195)
Other assets	58,020	(110,240)
Accounts payable	32,925	19,163
Commissions payable	576,663	3,072
Deferred revenue	375,000	-
Other liabilities	738	28
Net cash flows from operating activities	576,041	(265,370)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	(9,962)	(3,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	1,250	-
Principal payments on mortgage note	(14,928)	(13,480)
Additional paid in capital	1,250	-
Dividends paid on common stock	(158,061)	-
Dividends paid on preferred stock	(60,548)	(60,548)
Net cash flows from financing activities	(231,037)	(74,028)

NET CHANGE IN CASH AND CASH EQUIVALENTS	335,042	(342,776)
CASH AND CASH EQUIVALENTS, beginning of year	633,674	976,450
CASH AND CASH EQUIVALENTS, end of period	$ 968,716	$ 633,674

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Securities inventory obtained via financing through Southwest Securities, Inc.	$ 5,170,199	$ -
Satisfaction of liability for securities inventory sold via Southwest Securities, Inc.	$ 4,090,822	$ -

SUPPLEMENTAL DISCLOSURE OF CASH PAID
FOR INTEREST	$ 79,094	$ 75,049

See accompanying notes to financial statements.

WOODSTOCK HOLDINGS, INC.

Notes to the Financial Statements

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

WFG  is a full service securities brokerage firm, which was incorporated in January 2010.  WFG is registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) in 50 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board.  WFG is also an SEC Registered Investment Advisor and maintains advisory accounts through Fidelity Registered Investment Advisor Group (“FRIAG”), an arm of Fidelity Investments and IMG (Investment Management Group, a division of Southwest Securities.) The WFG is subject to net capital and other regulations of the United States Securities and Exchange Commission (“SEC”). WFG offers full service commission and fee-based money management services to individual and institutional investors.

WFG maintains a custody-clearing relationship with Southwest Securities, Inc. (“Southwest”) and these accounts are introduced to Southwest on a fully disclosed basis.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, clearing deposit, securities inventory and commissions receivable.

Cash and cash equivalents and the clearing deposit are deposited in various financial institutions. At times, amounts on deposit may be in excess of the FDIC insurance limit. From December 31, 2010, to December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the accounts, at all FDIC insured institutions. At December 31, 2010, all cash deposits were covered under the FDIC insurance limits.

At December 31, 2010, commissions receivable were approximately $1,247,000, and of that $1,234,000 were due from Southwest Securities, Inc.

Revenue Recognition and Commissions Receivable

WFG charges commissions and/or fees for customer transactions.   These commissions and/or fees are charged within the guidelines of industry standards.   Commissions are recorded on a settlement date basis, which does not differ materially from trade date basis.

Advertising

The Company recognizes advertising costs as incurred in selling, general and administrative expenses in the statement of operations. The amount of advertising expense recognized in 2010 and 2009 was approximately $4,000 and $18,000, respectively.

WOODSTOCK HOLDINGS, INC.

Notes to the Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost.

Building and  Furniture, Fixtures and Equipment

Building and furniture, fixtures and equipment are reported at cost, less accumulated depreciation. Depreciation of furniture, fixtures and equipment is computed using the double declining balance method over the estimated useful life of five years.  Depreciation of the building is computed using the straight-line method over the estimated useful life of 39 years. For assets that are purchased after January 1, 2011, the straight line will replace the current depreciation method.

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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

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

Net Earnings Per Share

During the years ended December 31, 2010 and 2009, the Company had potential common stock issuances outstanding totaling 86,500 shares related to preferred stock.  The effect of the convertible preferred stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances has been excluded from the computation of net earnings per share for each year. Additionally, as of December 31, 2010, the Company had options outstanding.  The effect of these options was also not considered due to their antidilutive effect.

WOODSTOCK HOLDINGS, INC.

Notes to the Financial Statements

Presented below is a summary of earnings (loss) per common share for the years ended December 31, 2010 and 2009:

	2010	2009

Weighted average common shares outstanding	17,744,028	17,619,028

Net earnings (loss)	$ 279,199	$ (238,826)
Preferred stock dividends	(60,548)	(60,548)

Net earnings (loss) attributable to common shareholders	$ 218,651	$ (299,374)

Net earnings (loss) per common share	$ 0.01	$ (0.02)

Stock-Based Compensation

The Company sponsors a stock-based incentive compensation plan for the benefit of certain employees.  The Company accounts for this plan under the recognition and measurement principles of the Financial Accounting Standards Board Accounting Standard Codification (“ASC”) No 718, Compensation-Stock Compensation.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value. The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below.

Level 1

Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2

Inputs to the valuation methodology including quoted prices for similar or identical assets or liabilities in active or inactive markets. Inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data. If the asset or liability has a specified term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-04, SEC Update – Accounting for Various Topics: Technical Corrections to SEC Paragraphs.  This update ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2010-04 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics. This ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2010-08 did not have a material impact on the Company’s financial statements.

WOODSTOCK HOLDINGS, INC.

Notes to the Financial Statements

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. This update provides amendments to Subtopic 855-10, Subsequent Events. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial statements.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The adoption of ASU 2010-21 did not have a material impact on the Company’s financial statements.

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics-Technical Corrections to SEC Paragraphs. This ASU details amendments to various topics for technical corrections. The adoption of ASU 2010-22 did not have a material impact on the Company’s financial statements.

 (2)

Related Party Transactions

During the period ended December 31, 2010, a company owned by the Chief Executive Officer (“CEO”) received consulting fees from WFG in the amount of approximately $166,000.  In addition, WFG pays an override equal to 2.5% of revenues to a company owned by the CEO.  A company owned by the CEO’s spouse also receives consulting fees of $120,000 annually.  During the period ended December 31, 2010, the CEO also earned an override bonus of approximately $314,000.  Of the override bonus earned during the year ended December 31, 2010, approximately $307,000 was paid.  Included in the paid override bonus is approximately $30,000 from payments that were earned in 2009.  This liability was transferred to WFG during the reorganization and was paid during 2010.  The unpaid 2010 override bonus of approximately $37,000 is included in accounts payable at December 31, 2010.

Registered representatives licensed with WFG sold interests in Raike Real Estate Income Fund (“RRIF”) and received approximately $32,000 in commissions during 2010.  RRIF is managed by a company owned by the CEO of WHI.

Pursuant to Exchange Act Rules 17a-3(a) and (a)(2), WFG and WHI have an expense sharing agreement in place.

(3)

Net Capital Requirements

The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2010, the Company had net capital of $761,433, which was $661,433 in excess of its required net capital of $100,000.  The Company’s net capital ratio was 1.95 to 1.

(4)

Off-Balance Sheet Risk

Customer transactions are introduced and cleared through the Company’s clearing agent on a fully disclosed basis. Under the terms of its clearing agreement, the Company is obligated to make sure that its customers pay for all transactions and meet all maintenance requirements, if applicable, in a timely manner under Regulation-T of the Federal Reserve Board.

The Company engages in inter-dealer activity with various broker-dealers and qualified institutional buyers.  These transactions are affirmed/compared in a timely fashion to make sure all such counterparties fulfill their settlement obligations.

WOODSTOCK HOLDINGS, INC.

Notes to the Financial Statements

(5)

Income Taxes

The components of income tax expense for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Current	$ 112,860	$ -
Deferred	141,000	(92,858)
Change in valuation allowance	-	92,858
Use of operating loss carryforward	(253,860)	-

	$ -	$ -

The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Pretax earnings (loss) at statutory rate	$ 229,554	$ (78,132)
State income tax (benefit), net of federal benefit	24,306	(13,394)
Other	-	(1,332)
Change in valuation allowance	-	92,858
Use of operating loss carryforward	(253,860)	-

	$ -	$ -

The components of deferred taxes at December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred income tax assets:
Operating loss carryforwards	$ 439,279	$ 693,139
Deferred revenue	141,000	-
Stock based compensation expense	129,511	129,981

Total gross deferred income tax assets	709,790	823,120

Less valuation allowance	(709,790)	(823,120)

Net deferred tax	$ -	$ -

During 2010 and 2009 a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

At December 31, 2010, the Company had net operating loss carryforwards for tax purposes of approximately $1.2 million which will expire beginning in 2016, if not previously utilized.

WOODSTOCK HOLDINGS, INC.

Notes to the Financial Statements

(6)

Mortgage Note

In September 2009, the Company refinanced the mortgage note on the current office space in Woodstock, Georgia.  The new note is a 5-year balloon maturing in September 2014, amortized on a 25-year basis at a fixed rate interest rate of 7.00%, and is collateralized by the building.

The Company paid a monthly condo association fee of approximately $56,000 and $53,000 for the years ended December 31, 2010 and 2009, respectively.

Scheduled principal payments due on the mortgage note as of December 31, 2010 are as follows:

Years ending December 31:
2011	$ 16,021
2012	16,993
2013	18,407
2014	887,579
$ 939,000

(7)

Selling, General and Administrative Expenses

Components of selling, general and administrative expenses which are greater than 1% of total revenues for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Consultant fees	$ 808,099	$ 627,680
Compensation	530,633	537,291
Errors and omissions insurance	-	71,295
Legal and professional fees	-	147,121

 (8)

Securities Inventory and Liability for Securities Inventory

The Company maintains an investment grade municipal bond inventory account for the purpose of inter-dealer trading.  This inventory account is monitored on a daily basis for credit risk, market risk and collateralization purposes.  This inventory is held in a segregated margin account at Southwest, the Company’s clearing firm.  This segregated margin account is collateralized by the Company’s clearing deposit account at Southwest.  The current interest rate environment has produced a positive cost to carry on this trading account.

(9)

Shareholders’ Equity

Stock Option Plan

The Company sponsors an incentive stock option plan for the benefit of certain employees.  The Board of Directors approved a total of 7.6 million shares to be available for potential future option grants.   There were a total of 125,000 stock options granted in 2010 and 500,000 stock options granted during 2009.

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

WOODSTOCK HOLDINGS, INC.

Notes to the Financial Statements

The Company used the following assumptions in estimating the fair value of the option awards:

Expected volatility	.5%
Risk-free interest rate	4.99%
Expected life	10 years
Dividend yield	0%

A summary of activity in the stock option plan is presented below:

	2010		2009
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding and exercisable, beginning of year	2,357,000	$ 0.01	2,257,000	$ 0.01
Vested during the year	225,000	$ 0.01	100,000	$ 0.01
Exercised	(125,000)	$ 0.01	-	$ 0.01
Outstanding and exercisable, end of year	2,457,000	$ 0.01	2,357,000	$ 0.01

The total intrinsic value of options outstanding and exercisable as of December 31, 2010 and 2009 was $2,457 and $2,357, respectively.

If stock options are exercised in the future, management plans to issue additional shares of common stock to redeem the options.

Perpetual Preferred Stock

The Preferred Stock pays a cumulative annual dividend of $.70 per share.  Each share of Preferred Stock is convertible into five shares of common stock at the option of the holder.  Each share of Preferred Stock is mandatorily convertible into five shares of common stock upon the filing of a public offering registration statement or a change in control (as defined).  The Company may redeem the Preferred Stock by giving 30-day’s notice to the preferred stockholders for a redemption price of $10.00 per share, plus unpaid dividends through the redemption date.  Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders.  The Preferred Stock has no voting rights.  As of December 31, 2010 and 2009, there were no preferred dividends in arrears.

 (10)

Employee Retirement Plan

The Company has established a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE IRA). Employees who receive at least $5,000 of compensation for the calendar year are eligible to participate. The Company matches employee contributions dollar for dollar up to three percent of the employee’s compensation.  Total contributions for any employee are limited by certain regulations.  During 2010 and 2009, the Company contributed approximately $10,200 and $9,700, respectively, to the plan.

(11)

Fair Value

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$ 968,716	$ -	$ -	$ 968,716
Clearing deposit	161,182	-	-	161,182
Securities inventory	1,116,222	-	-	1,116,222
Total	$ 2,246,120	$ -	$ -	$ 2,246,120

WOODSTOCK HOLDINGS, INC.

Notes to the Financial Statements

The method described on the previous page may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method was appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

(12)

Subsequent Events

In accordance with applicable accounting standards, the Company evaluated subsequent events through the date of this audit report, the date the financial statements were available for issue.

Effective January 15, 2011 William Bertsche resigned voluntarily as a Director of the Company, stating that he has no disputes with the Company but that in view of his age he felt he was no longer willing to continue.  The Board is currently searching for a successor.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

NAME	AGE	POSITION
William J. Raike, III	52	Chairman, President and CEO
Melissa L. Whitley	34	Treasurer, CFO and Director
Morris L. Brunson	71	Director
Geoffrey T. Chalmers	74	Director

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

The Audit Committee consists of Morris Brunson.

The Compensation Committee consisted of Morris Brunson, William Raike and William Bertsche.  Effective January 15, 2011 William Bertsche resigned voluntarily, stating that he has no disputes with the Company but that in view of his age he felt he was no longer willing to continue.  The Committee is currently searching for a successor.

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the annual compensation of i) our highest-paid officer, and ii) the Company’s officers or directors as a group for the years ended December 31, 2010 and 2009:

NAME OR IDENTITY OF GROUP	TITLE	2010 COMPENSATION	2009 COMPENSATION
William J. Raike, III	Chairman, President and CEO	$ 481,495	$ 376,308

Officers and directors as a group, excluding W.J. Raike		$ 54,500	$ 54,000

The total override paid to Mr. Raike was $307,510 and $192,308 in 2010 and 2009, respectively.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the record ownership of our Common Stock as of December 31, 2010 as to (i) each person or entity who owns more than five percent (5%) of any class of our Securities (including those shares subject to outstanding options), (ii) each person named in the table appearing in “Executive Compensation”, and (iii) all officers and directors of the Company as a group.

NAME & ADDRESS	SHARES OWNED	PERCENT OF CLASS
William J. Raike, III	14,667,000	82.66%
Officers & Directors as a group	14,707,000	82.89%

To the best of our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, subject to community property laws where applicable.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period ended December 31, 2010, a company owned by the Chief Executive Officer (“CEO”) received consulting fees from WFG in the amount of approximately $166,000.  In addition, WFG pays an override equal to 2.5% of revenues to a company owned by the CEO.  A company owned by the CEO’s spouse also receives consulting fees of $120,000 annually. During the period ended December 31, 2010, the CEO also earned an override bonus of approximately $314,000.  Of the override bonus earned during the year ended December 31, 2010, approximately $307,000, respectively, was paid.  Included in the paid override bonus is approximately $30,000 from payments that were due in 2009 from WHI.  This liability was transferred to WFG during the reorganization and was paid during 2010.  The unpaid 2010 override bonus of approximately $37,000 is included in accounts payable at December 31, 2010.

Registered representatives licensed with WFG sold interests in Raike Real Estate Income Fund (“RRIF”) and received approximately $32,000 in commissions during 2010.  RRIF is managed by a company owned by the CEO of WHI.

Pursuant to Exchange Act Rules 17a-3(a) and (a)(2), WFG and WHI have an expense sharing agreement in place.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors, Accell, P.A. whose name was changed in 2010 to Accell Audit and Compliance, P.A. (“Accell”) and Porter Keadle Moore, LLP (“PKM”), related to the 2010 and 2009 fiscal years.

Accell	2010	2009	Porter Keadle Moore LLP	2009
Audit fees	$ 34,475	$ 30,410	Audit fees	$ 9,400
Audit-related fees	-	-	Audit-related fees	-
Tax fees	-	-	Tax fees	-
All other fees	-	-	All other fees	-
Total fees	$ 34,475	$ 30,410	Total fees	$ 9,400

The fees billed by Accell and PKM are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company’s independent accountants and may not engage the independent accountants to perform any prohibited non-audit services. For 2010 and 2009, 100% of the fees incurred were pre-approved.

Audit Fees

The aggregate fees billed by Accell and PKM for professional services rendered in connection with the (i) audit of the Company’s annual financial statements for 2010 and 2009, and (ii) review of the financial statements included in the Company’s quarterly filings on Form 10-Q and 10-QSB and annual filings on Form 10-K and 10-KSB during those fiscal years.

Audit Related Fees

There were no audit-related fees, other than the audit fees, paid to Accell or PKM during 2010 or 2009.

Tax Fees

There were no tax fees paid to Accell or PKM during 2010 or 2009.

All Other Fees

There were no other fees paid to Accell or PKM during 2010 or 2009.

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

WOODSTOCK HOLDINGS, INC.

By:	/s/ William J. Raike, III
William J. Raike, III
President and Chief
Executive Officer

By:	/s/ Melissa L. Whitley
Melissa L. Whitley
Chief Financial Officer
Date:	March 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William J. Raike, III
William J. Raike, III
President and Chief Executive Officer, Director
(Principal Executive Officer)
Date: March 21, 2011

/s/ Melissa L. Whitley
Melissa L. Whitley
Treasurer, Chief Financial Officer and Director
Date: March 21, 2011

/s/Morris L. Brunson
Morris L. Brunson
Director
Date: March 21, 2011

/s/ Geoffrey T. Chalmers
Geoffrey T. Chalmers
Director
Date: March 21, 2011