Form 10-Q
period 2011-03-31
WOODSTOCK HOLDINGS INC.
filed 2011-05-12
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,744,028 shares of common stock, $.01 par value per share, outstanding as of April 29, 2011.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Balance Sheets

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
Cash and cash equivalents	$ 978,670	$ 968,716
Clearing deposit	181,184	161,182
Securities inventory, at fair value	995,354	1,116,222
Accrued interest	16,527	20,642
Commissions receivable	830,587	1,247,324
Furniture, fixtures, and equipment, at cost, net of accumulated depreciation
of $92,778 and $90,679, respectively	21,110	20,283
Building, at cost, net of accumulated depreciation
of $181,053 and $172,636, respectively	1,096,234	1,104,652
Other assets	148,889	131,049

Total assets	$ 4,268,555	$ 4,770,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 47,991	$ 98,798
Commissions payable	680,700	1,007,161
Preferred dividends payable	15,137	30,274
Liability for securities inventory	966,970	1,079,377
Mortgage note	934,882	939,000
Deferred revenue	375,000	375,000
Other liabilities	4,141	4,245

Total liabilities	3,024,821	3,533,855

Commitments and contingencies

Shareholders' equity:
Series A preferred stock, $.01 par value; 5,000,000 shares authorized,
86,500 shares issued and outstanding (redemption value of $865,000)	865	865
Common stock, $.01 par value; 50,000,000 shares authorized;
18,066,772 shares issued; 17,744,028 shares outstanding	180,668	180,668
Additional paid-in capital	3,698,528	3,698,528
Accumulated deficit	(2,480,372)	(2,487,891)
Treasury stock, 322,744 shares, carried at cost	(155,955)	(155,955)

Total shareholders' equity	1,243,734	1,236,215

Total liabilities and shareholders' equity	$ 4,268,555	$ 4,770,070

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Statements of Income

(unaudited)

For the Three Months Ended March 31, 2011 and 2010

	2011	2010

OPERATING INCOME
Commission revenue	$ 2,806,046	$ 2,005,029
Interest income	98,777	51,133
Net realized gain on securities	210,889	-
Other fees	277,093	206,619

Total operating income	3,392,805	2,262,781

OPERATING EXPENSES
Commissions to brokers	2,673,242	1,716,823
Clearing costs	34,411	31,637
Selling, general, and administrative expenses	603,593	475,563
Interest expense	31,434	10,784
Unrealized loss on securities	8,461	-

Total operating expenses	3,351,141	2,234,807

Net income	$ 41,664	$ 27,974

Basic and diluted earnings per common share	$ 0.00	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

For the Three Months Ended March 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 41,664	$ 27,974
Adjustments to reconcile net income to net cash
flows from operating activities
Depreciation	10,517	10,190
Unrealized loss on securities	8,461	-
Changes in operating assets and liabilities
Accrued interest	4,115	-
Commissions receivable	416,737	(146,899)
Clearing deposit	(20,002)	(29)
Other assets	(17,840)	9,084
Accounts payable	(50,807)	22,765
Commissions payable	(326,461)	124,973
Other liabilities	(104)	(397)
Net cash flows from operating activities	66,280	47,661

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	(2,926)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage note	(4,118)	(3,860)
Dividends paid on common stock	(19,008)	-
Dividends paid on preferred stock	(30,274)	(30,274)
Net cash flows from financing activities	(53,400)	(34,134)

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,954	13,527
CASH AND CASH EQUIVALENTS, beginning of year	968,716	633,674
CASH AND CASH EQUIVALENTS, end of period	$ 978,670	$ 647,201

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Securities inventory obtained via financing through Southwest Securities, Inc.	$ 11,489,197	$ -
Satisfaction of liability for securities inventory sold via Southwest Securities, Inc.	$ 11,601,604	$ -

SUPPLEMENTAL DISCLOSURE OF CASH PAID
FOR INTEREST	$ 31,434	$ 10,784

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Financial Statements

(1)

Description of Business and Summary of Significant Accounting Policies

Business

Woodstock Holdings, Inc. (the “Company”) is a holdings company, engaged through a subsidiary in full service securities brokerage and investment banking since 1995.  Effective January 20, 2010, we reorganized into a holding company and changed our name, transferring the name Woodstock Financial Group, Inc. (“WFG”) to a newly established 100% owned broker dealer subsidiary.

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

Cash and cash equivalents and the clearing deposit are deposited in various financial institutions. At times, amounts on deposit may be in excess of the FDIC insurance limit. From December 31, 2010, to December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the accounts, at all FDIC insured institutions. At March 31, 2011, all cash deposits were covered under the FDIC insurance limits.

At March 31, 2011 and December 31, 2010, commissions receivable were approximately $831,000 and $1,247,000, and of that approximately $808,000 and $1,234,000 were due from Southwest Securities, Inc., respectively.

Revenue Recognition and Commissions Receivable

WFG charges commissions and/or fees for customer transactions.   These commissions and/or fees are charged within the guidelines of industry standards.  Commissions are recorded on a trade date basis, which does not differ materially from the settlement date basis.

Advertising

The Company recognizes advertising costs as incurred in selling, general and administrative expenses in the statement of operations.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost.

Building and Furniture, Fixtures and Equipment

Building and furniture, fixtures and equipment are reported at cost, less accumulated depreciation. Depreciation of furniture, fixtures and equipment is computed using the double declining balance method over the estimated useful life of five years.  Depreciation of the building is computed using the straight-line method over the estimated useful life of 39 years. For assets that are purchased after January 1, 2011, the straight line method of depreciating assets replaced the double declining balance depreciation method.

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

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (primarily codified by ASC Topic 740).  ASC Topic 740 provides guidance for how uncertain tax provisions should be recognized, measured, presented and disclosed in the financial statements.  ASC Topic 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.

The Company follows ASC Topic 740. ASC Topic 740 specifies the way companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The adoption of ASC Topic 740 did not have a material effect on the financial statements of the Company. Management is unaware of any material tax positions that do not meet the more-likely-than-not threshold as of March 31, 2011 and December 31, 2010.

Treasury Stock

Treasury stock is accounted for by the cost method.  Subsequent reissuances are accounted for at average cost.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Financial Statements

Net Earnings Per Share

During the three months ended March 31, 2011 and 2010, the Company had potential common stock issuances outstanding totaling 86,500 shares related to preferred stock.  The effect of the convertible preferred stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances has been excluded from the computation of net earnings per share for each year. Additionally, as of March 31, 2011, the Company had options outstanding.  The effect of these options was also not considered due to their antidilutive effect.

Presented below is a summary of earnings (loss) per common share for the three months ended March 31, 2011 and 2010:

	2011	2010

Weighted average common shares outstanding	17,744,028	17,619,028

Net income	$ 41,664	$ 27,974
Preferred stock dividends	(15,137)	(15,137)

Net earnings (loss) attributable to common shareholders	$ 26,527	$ 12,837

Net earnings (loss) per common share	$ 0.00	$ 0.00

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

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Financial Statements

(2)

Related Party Transactions

During the periods ended March 31, 2011 and 2010, a company owned by the Chief Executive Officer (“CEO”) received consulting fees from WFG in the amount of approximately $41,500 and $41,500, respectively.  In addition, WFG pays an override equal to 2.5% of revenues to a company owned by the CEO.  A company owned by the CEO’s spouse also receives consulting fees of $120,000 annually.  During the periods ended March 31, 2011 and 2010, the CEO also earned an override bonus of approximately $83,700 and $56,600, respectively.  Of the override bonus earned during the periods ended March 31, 2011 and 2010, approximately $99,100 and $30,600 was paid, respectively.  Included in the paid override bonus is approximately $37,000 and $30,000 from payments that were earned in 2010 and 2009, respectively.    The unpaid portion of the 2011 override bonus of approximately $22,100 was included in accounts payable at March 31, 2011.

Registered representatives licensed with WFG sold interests in Raike Real Estate Income Fund (“RRIF”) and received approximately $2,500 and $13,000 in commissions during the three months ended March 31, 2011 and 2010, respectively.  RRIF is managed by a company owned by the CEO of WHI.

Pursuant to Exchange Act Rules 17a-3(a) and (a)(2), WFG and WHI have an expense sharing agreement in place.

(3)

Net Capital Requirements

The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At March 31, 2011, the Company had net capital of $791,262, which was $691,262 in excess of its required net capital of $100,000.  The Company’s net capital ratio was 1.4 to 1.

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

(5)

Income Taxes

The Company has recorded $-0- income tax expense in the three months ended March 31, 2011 and 2010 due to the Company recording a 100% valuation allowance on the net deferred tax asset as the realization of the deferred tax asset is dependent of future taxable income.

The major components of the deferred tax asset at March 31, 2011 and December 31, 2010 are operating loss carryforwards, deferred revenue and stock based compensation expense.

At December 31, 2010, the Company had net operating loss carryforwards for tax purposes of approximately $1.2 million which will expire beginning in 2016, if not previously utilized.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Financial Statements

(6)

Mortgage Note

In September 2009, the Company refinanced the mortgage note on the current office space in Woodstock, Georgia.  The new note is a 5-year balloon maturing in September 2014, amortized on a 25-year basis at a fixed rate interest rate of 7.00%, and is collateralized by the building.

The Company paid a monthly condo association fee of approximately $14,000 for the three months ended March 31, 2011 and 2010, respectively.

Scheduled principal payments due on the mortgage note as of December 31, 2010 are as follows:

Years ending December 31:
2011	$ 16,021
2012	16,993
2013	18,407
2014	887,579
$ 939,000

(7)

Selling, General and Administrative Expenses

Components of selling, general and administrative expenses which are greater than 1% of total revenues for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010

Consultant fees	$ 189,016	$ 137,876
Compensation	155,260	118,601
Legal and professional fees	59,106	38,891

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

(9)

Shareholders’ Equity

Stock Option Plan

The Company sponsors an incentive stock option plan for the benefit of certain employees.  The Board of Directors approved a total of 7.6 million shares to be available for potential future option grants.   There were no stock options granted during the three months ended March 31, 2011.

During October 2010, the Company granted a total of 125,000 options for a certain employee with a strike price of $.01 where the market value of the Company’s stock was $.05 per share at the time of grant.  These options vested immediately, and the Company recognized $1,250 of expense related to these options.  The fair value of these options, calculated using the Black-Scholes pricing model was $.04 per share.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Financial Statements

The Company used the following assumptions in estimating the fair value of the option awards:

Assumptions in estimating the fair value of options awarded:
Expected volatility	.5%
Risk-free interest rate	4.99%
Expected life	10 years
Dividend yield	0%

A summary of activity in the stock option plan is presented below:

	Three months ended March 31, 2011		Year ended December 31, 2010
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding and exercisable, beginning of year	2,457,000	$ 0.01	2,357,000	$ 0.01
Vested during the year	-	$ 0.01	225,000	$ 0.01
Exercised	-	$ 0.01	(125,000)	$ 0.01
Outstanding and exercisable, end of year	2,457,000	$ 0.01	2,457,000	$ 0.01

The total intrinsic value of options outstanding and exercisable as of March 31, 2011 and December 31, 2010 was not considered material to the financial statements.

If stock options are exercised in the future, management plans to issue additional shares of common stock to redeem the options.

Perpetual Preferred Stock

The Preferred Stock pays a cumulative annual dividend of $.70 per share. Each share of Preferred Stock is convertible into five shares of common stock at the option of the holder. Each share of Preferred Stock is mandatorily convertible into five shares of common stock upon the filing of a public offering registration statement or a change in control (as defined). The Company may redeem the Preferred Stock by giving 30-day’s notice to the preferred stockholders for a redemption price of $10.00 per share, plus unpaid dividends through the redemption date.  Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders. The Preferred Stock has no voting rights.  As of March 31, 2011and December 31, 2010, there were no preferred dividends in arrears.

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

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Financial Statements

(11)

Fair Value

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$ 978,670	$ -	$ -	$ 978,670
Clearing deposit	181,184	-	-	181,184
Securities inventory	995,354	-	-	995,354
Total	$ 2,155,208	$ -	$ -	$ 2,155,208

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$ 968,716	$ -	$ -	$ 968,716
Clearing deposit	161,182	-	-	161,182
Securities inventory	1,116,222	-	-	1,116,222
Total	$ 2,246,120	$ -	$ -	$ 2,246,120

There were no transfers between levels from December 31, 2010 to March 31, 2011.

The method described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method was appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

(12)

Subsequent Events

In accordance with applicable accounting standards, the Company evaluated subsequent events through May 9, 2011, the date the financial statements were available for issue.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2011 and 2010

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

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Three Months Ended March 31, 2011 and 2010

RESULTS OF OPERATIONS – QUARTERS ENDED March 31, 2011 AND 2010

Total operating income for the quarter ended March 31, 2011 increased by $1,130,024, or approximately 50%, to $3,392,805, from $2,262,781 for the comparable period in 2010.

Commission revenue for the quarter ended March 31, 2011 increased by $801,017, or approximately 40%, to $2,806,046 from $2,005,029 for the comparable period in 2010. This increase was principally derived from an addition of an OSJ branch office from the third quarter in 2010, along with an increase in transactional business for the first quarter compared to the previous years.

Interest income for the quarter ended March 31, 2011 increased by $47,644, or approximately 93%, to $98,777 from $51,133 for the comparable period in 2010.  This increase is primarily due to the increase in interest charged on margin accounts and customer accounts held by our clearing agent, in addition interest earned from the municipal bond inventory account.

Other fees, from clearing transaction charges and other income, including net realized and unrealized gains and losses, for the quarter ended March 31, 2011 increased by $272,902 or approximately 132%, to $479,521 from $206,619 compared to the comparable period in 2010.  This was principally due to additional income of $210,889 in realized gains and $8,461 in unrealized trading losses.  Of the $210,889 realized trading profit $168,711 is paid out in the Commissions to broker account.  Furthermore, there is a slight increase of additional income from a sub-tenant compared to the previous year.

Total operating expenses for the quarter ended March 31, 2011 increased by $1,116,334, or approximately 50%, to $3,351,141 from $2,234,807 for the same period in 2010.  The increased expense was due primarily to the increased commissions paid to brokers, which correlates with the increase in commission revenue during the quarter.

Commissions to brokers for the quarter ended March 31, 2011 increased by $956,419, or approximately 56%, to $2,673,242 from $1,716,823 for the comparable period in 2010.  This increase correlates with the increase in commission revenue during the quarter.

Clearing costs for the quarter ended March 31, 2011, increased by $2,774, or approximately 9%, to $34,411 from $31,637 for the comparable period in 2010. As a percentage of commission revenue, clearing costs were approximately 1.2% for the quarter ended March 31, 2011, compared to approximately 1.6% in 2010.

Selling, general and administrative expense for the quarter ended March 31, 2011 increased by $128,030, or approximately 27%, to $603,593 from $475,563 for the comparable period in 2010. This increase is due from increases in consultant fees, email archiving, education & seminars, exchange fees, FINRA/SIPC assessments, insurance, interest, legal, and salaries.

Net profit was $41,664 for the quarter ended March 31, 2011, compared to a net profit of $27,974 for the comparable period in 2010. The increase in revenue was primarily related to an increase in brokers and their activity, while at the same time the Company was able to leverage on established policies and procedures to efficiently manage the increase in activity without incurring a proportionate increase to selling, general, and administrative expenses; thus, there was overall net income.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Three Months Ended March 31, 2011 and 2010

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Both our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total assets at

March 31, 2011 were $4,268,555, of which $978,670 is cash and cash equivalents.

As a broker-dealer, WFG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that WFG maintains a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  WFG’s minimum net capital requirement is $100,000.  Under the Rule WFG is subject to certain restrictions on the use of capital and its related liquidity.  WFG’s net capital position at March 31, 2011 was $791,262 and its ratio of aggregate indebtedness to net capital was 1.40 to 1. The calculation of the ratio only includes the balances obtained from the Broker Dealer.

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

The Company's cash and cash equivalents increased by $9,954 to $978,670 as of March 31, 2011, from $968,716 as of December 31, 2010.  This overall increase was due to net cash from operating activities of $66,280, cash used by investing of $2,926 and cash used by financing activities of $53,400.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Market prices of securities are generally influenced by changes in rates of inflation, changes in interest rates and general economic activity.

The market risk on the firm municipal bond inventory account is interest rate and credit risk.

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the SEC.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WOODSTOCK HOLDINGS, INC.

Date May 9, 2011	By:	/S/ WILLIAM J. RAIKE, III
William J. Raike, III
President, Chief Executive Officer and Director

Date: May 9, 2011	By:	/S/ MELISSA L. WHITLEY
Melissa L. Whitley
Chief Financial and Accounting Officer