Form 10-Q
period 2011-06-30
WOODSTOCK HOLDINGS INC.
filed 2011-08-11
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,744,028 shares of common stock, $.01 par value per share, outstanding as of August 04, 2011

 WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (1) the Company’s financing plans; (2) trends affecting the Company’s financial condition or results of operations; (3) the Company’s growth strategy and operating strategy; and (4) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Balance Sheets

	June 30, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
Cash and cash equivalents	$ 1,022,546	$ 968,716
Clearing deposit	181,184	161,182
Securities inventory, at fair value	1,252,678	1,116,222
Realized trading profit and interest receivable	20,480	20,642
Commissions receivable	977,055	1,247,324
Furniture, fixtures, and equipment, at cost, net of accumulated depreciation of $95,314 and $90,679, respectively	27,325	20,283
Building, at cost, net of accumulated depreciation of $189,471 and $172,636, respectively	1,087,816	1,104,652
Other assets	155,553	131,049
Total assets	$ 4,724,637	$ 4,770,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 95,643	$ 98,798
Commissions payable	840,931	1,007,161
Preferred dividends payable	30,099	30,274
Liability for securities inventory	1,229,295	1,079,377
Mortgage note	931,048	939,000
Deferred revenue	375,000	375,000
Other liabilities	5,078	4,245
Total liabilities	3,507,094	3,533,855

Commitments and contingencies

Shareholders' equity:
Series A preferred stock, $.01 par value; 5,000,000 shares authorized 86,000 and 86,500 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively (redemption value of $860,000 and $865,000 at June 30, 2011 and December 31, 2010, respectively)	860	865
Common stock, $.01 par value; 50,000,000 shares authorized; 18,066,772 shares issued; 17,744,028 shares outstanding	180,668	180,668
Additional paid-in capital	3,697,032	3,698,528
Accumulated deficit	(2,505,062)	(2,487,891)
Treasury stock, 322,744 shares, carried at cost	(155,955)	(155,955)

Total shareholders' equity	1,217,543	1,236,215

Total liabilities and shareholders' equity	$ 4,724,637	$ 4,770,070

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Statements of Operations

(unaudited)

For the Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
OPERATING INCOME
Commission revenue	$ 3,595,155	$ 2,474,709	$ 6,401,201	$ 4,479,738
Interest income	112,366	79,974	211,143	131,107
Net realized gain on securities	192,681	-	403,570	-
Other fees	258,329	228,598	535,422	435,218

Total operating income	4,158,531	2,783,281	7,551,336	5,046,063

OPERATING EXPENSES
Commissions to brokers	3,379,551	2,117,738	6,052,793	3,834,561
Clearing costs	40,750	40,362	75,161	71,999
Selling, general, and administrative expenses	702,763	543,251	1,306,356	1,018,814
Interest expense	40,049	16,747	71,483	27,532
Unrealized loss on securities	5,001	-	13,462	-

Total operating expenses	4,168,114	2,718,098	7,519,255	4,952,906

Net income (loss)	$ (9,583)	$ 65,183	$ 32,081	$ 93,157

Basic and diluted earnings (loss) per common share	$ (0.00)	$ 0.00	$ 0.00	$ 0.01

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

For the Six Months Ended June 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 32,081	$ 93,157

Adjustments to reconcile income to net cash flows from operating activities
Depreciation	21,470	20,379
Unrealized loss on investments	13,462	-
Changes in operating assets and liabilities
Realized trading profit and interest receivable	162	-
Commissions receivable	270,269	32,493
Clearing deposit	(20,002)	(59)
Other assets	(24,503)	6,654
Accounts payable	(3,155)	48,649
Commissions payable	(166,230)	(8,558)
Other liabilities	833	6,368
Net cash flows from operating activities	124,387	199,083

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	(11,676)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage note	(7,952)	(7,423)
Additional paid in capital	(1,496)	-
Dividends paid on common stock	(19,008)	-
Dividends paid on preferred stock	(30,425)	(30,274)
Net cash flows from financing activities	(58,881)	(37,697)

NET CHANGE IN CASH AND CASH EQUIVALENTS	53,830	161,386
CASH AND CASH EQUIVALENTS, beginning of year	968,716	633,674
CASH AND CASH EQUIVALENTS, end of period	$ 1,022,546	$ 795,060

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Securities inventory obtained via financing through Southwest Securities, Inc.	$ 22,084,391	$ -
Satisfaction of liability for securities inventory sold via Southwest Securities, Inc.	$ 21,934,473	$ -

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST	$ 71,483	$ 27,532

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Consolidated Financial Statements

(1)

Description of Business and Summary of Significant Accounting Policies

Business

Woodstock Holdings, Inc. (the “Company”) is a holdings company, engaged through a subsidiary in full service securities brokerage and investment banking since 1995.  Effective January 20, 2010, we reorganized into a holding company and changed our name, transferring the name Woodstock Financial Group, Inc. (“WFG”) to a newly established 100% owned broker-dealer subsidiary.

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

Cash and cash equivalents and the clearing deposit are deposited in various financial institutions. At times, amounts on deposit may be in excess of the FDIC insurance limit. From December 31, 2010, to December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the accounts, at all FDIC insured institutions. At June 30, 2011, all cash deposits were covered under the FDIC insurance limits.

At June 30, 2011 and December 31, 2010, commissions receivable were approximately $977,000 and $1,247,000, and of that approximately $957,000 and $1,234,000 were due from Southwest Securities, Inc., respectively.

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

(unaudited)

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost.

Building and Furniture, Fixtures and Equipment

Building and furniture, fixtures and equipment are reported at cost, less accumulated depreciation. Depreciation of furniture, fixtures and equipment is computed using the double declining balance method over the estimated useful life of five years.  Depreciation of the building is computed using the straight-line method over the estimated useful life of 39 years. For assets that are purchased after January 1, 2011, the straight line depreciation method replaced the double declining balance depreciation method.

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

The Company follows ASC Topic 740. ASC Topic 740 specifies the way companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The adoption of ASC Topic 740 did not have a material effect on the financial statements of the Company. Management is unaware of any material tax positions that do not meet the more-likely-than-not threshold as of June 30, 2011 and December 31, 2010.

Treasury Stock

Treasury stock is accounted for by the cost method.  Subsequent reissuances are accounted for at average cost.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Consolidated Financial Statements

Net Earnings Per Share

During the six months ended June 30, 2011 and 2010, the Company had potential common stock issuances outstanding totaling 86,000 shares related to preferred stock.  The effect of the convertible preferred stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances has been excluded from the computation of net earnings per share for each year. Additionally, as of June 30, 2011, the Company had options outstanding.  The effect of these options was also not considered due to their antidilutive effect.

Presented below is a summary of earnings (loss) per common share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Weighted average common shares outstanding	17,744,028	17,744,028	17,744,028	17,744,028

Net earnings (loss)	$ (9,583)	$ 65,183	$ 32,081	$ 93,157
Preferred stock dividends	(15,108)	(15,137)	(30,425)	(30,274)

Net earnings (loss) attributable to common shareholders	$ (24,691)	$ 50,046	$ 1,656	$ 62,883

Net earnings (loss) per common share	$ (0.00)	$ 0.00	$ 0.00	$ 0.00

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

Reclassifications

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Consolidated Financial Statements

(2)

Related Party Transactions

During the quarters ended June 30, 2011 and 2010, a company owned by the Chief Executive Officer (“CEO”) received consulting fees from WFG in the amount of approximately $41,000 and $41,000, respectively.  In addition, WFG pays an override equal to 2.5% of revenues to a company owned by the CEO.  During the quarters ended June 30, 2011 and 2010, the earned override bonus was approximately $101,000 and $69,000, respectively.  Of the override bonus earned during the periods ended June 30, 2011 and 2010, approximately $100,000 and $45,000 was paid, respectively. The unpaid portion of the 2011 override bonus of approximately $23,000 was included in accounts payable at June 30, 2011.

During the periods ended June 30, 2011 and 2010, a company owned by the Chief Executive Officer (“CEO”) received consulting fees from WFG in the amount of approximately $83,000 and $83,000, respectively.  In addition, WFG pays an override equal to 2.5% of revenues to a company owned by the CEO.  A company owned by the CEO’s spouse also receives consulting fees of $120,000 annually.  During the periods ended June 30, 2011 and 2010, the CEO also earned an override bonus of approximately $185,000 and $126,000, respectively.  Of the override bonus earned during the periods ended June 30, 2011 and 2010, approximately $199,000 and $60,000 was paid, respectively.  Included in the paid override bonus is approximately $37,000 and $30,000 from payments that were earned in 2010 and 2009, respectively.  The unpaid portion of the 2011 override bonus of approximately $23,000 was included in accounts payable at June 30, 2011.

Registered representatives licensed with WFG sold interests in Raike Real Estate Income Fund (“RRIF”) and received approximately $2,500 and $13,000 in commissions during the six months ended June 30, 2011 and 2010, respectively.  RRIF is managed by a company owned by the CEO of WHI.

Pursuant to Exchange Act Rules 17a-3(a) and (a)(2), WFG and WHI have an expense sharing agreement in place.

(3)

Net Capital Requirements

The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At June 30, 2011, the Company had net capital of $708,386, which was $608,386 in excess of its required net capital of $100,000.  The Company’s net capital ratio was 1.86 to 1.

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

(5)

Income Taxes

The Company has recorded $0 income tax expense in the six months ended June 30, 2011 and 2010 due to the Company recording a 100% valuation allowance on the net deferred tax asset as the realization of the deferred tax asset is dependent of future taxable income.

The major components of the deferred tax asset at June 30, 2011 and December 31, 2010 are operating loss carryforwards, deferred revenue and stock based compensation expense.

At December 31, 2010, the Company had net operating loss carryforwards for tax purposes of approximately $1.2 million which will expire beginning in 2016, if not previously utilized.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Consolidated Financial Statements

(6)

Mortgage Note

In September 2009, the Company refinanced the mortgage note on the current office space in Woodstock, Georgia.  The new note has a 5-year balloon payment and matures September 2014.  It is amortized on a 25-year basis at a fixed rate of interest at 7.00%, and is collateralized by the building.

The Company paid a monthly condo association fee of approximately $27,000 for each of the six months ended June 30, 2011 and 2010, respectively.

Scheduled principal payments due on the mortgage note as of December 31, 2010 are as follows:

Years ending December 31:
2011	$ 16,021
2012	16,993
2013	18,407
2014	887,579
$ 939,000

(7)

Selling, General and Administrative Expenses

Components of selling, general and administrative expenses which are greater than 1% of total revenues for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Consultant fees	$ 188,657	$ 163,831	$ 377,673	$ 301,707
Compensation	154,380	126,623	309,640	245,224
Errors and omissions insurance	46,649	47,207	-	-
Legal and professional fees	67,067	-	126,173	60,473

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

(9)

Shareholders’ Equity

Stock Option Plan

The Company sponsors an incentive stock option plan for the benefit of certain employees.  The Board of Directors approved a total of 7.6 million shares to be available for potential future option grants.   There were no stock options granted during the first and second quarter of 2011.

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

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Consolidated Financial Statements

The Company used the following assumptions in estimating the fair value of the option awards:

Assumptions in estimating the fair value of options awarded:
Expected volatility	.5%
Risk-free interest rate	4.99%
Expected life	10 years
Dividend yield	0%

A summary of activity in the stock option plan is presented below:

	Six Months Ended		Year Ended
	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding and exercisable, beginning of year	2,457,000	$ 0.01	2,357,000	$ 0.01
Vested during the year	-	$ 0.01	225,000	$ 0.01
Exercised	-	$ 0.01	(125,000)	$ 0.01
Outstanding and exercisable, end of year	2,457,000	$ 0.01	2,457,000	$ 0.01

The total intrinsic value of options outstanding and exercisable as of June 30, 2011 and December 31, 2010 was not considered material to the financial statements.

If stock options are exercised in the future, management plans to issue additional shares of common stock to redeem the options.

Perpetual Preferred Stock

The Preferred Stock pays a cumulative annual dividend of $.70 per share. Each share of Preferred Stock is convertible into five shares of common stock at the option of the holder. Each share of Preferred Stock is mandatorily convertible into five shares of common stock upon the filing of a public offering registration statement or a change in control (as defined). The Company may redeem the Preferred Stock by giving 30-day’s notice to the preferred stockholders for a redemption price of $10.00 per share, plus unpaid dividends through the redemption date.  Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders. The Preferred Stock has no voting rights.  As of June 30, 2011 and December 31, 2010, there were no preferred dividends in arrears.

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

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Consolidated Financial Statements

(11)

Fair Value

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$ 1,022,546	$ -	$ -	$ 1,022,546
Clearing deposit	181,184	-	-	181,184
Securities inventory	-	1,252,678	-	1,252,678
Total	$ 1,203,730	$ 1,252,678	$ -	$ 2,456,408

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$ 968,716	$ -	$ -	$ 968,716
Clearing deposit	161,182	-	-	161,182
Securities inventory	-	1,116,222	-	1,116,222
Total	$ 1,129,898	$ 1,116,222	$ -	$ 2,246,120

There were no transfers between levels from December 31, 2010 to June 30, 2011.

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

(12)

Subsequent Events

During July 2011, the Company vested a total of 100,000 shares.  These shares are part of the 500,000 shares that were granted and expensed in fourth quarter of  2009 for a certain employee.   During October 2009, the Company granted a total of 500,000 options as part of an employment and compensation package with a strike price of $.01.  The market value of the Company’s stock was $.015 per share at the time of grant.  These options will vest 100,000 shares at a time, over 5 years starting in 2009.  The fair value of these options, using the Black-Scholes pricing model was $.015 per share.  The Company previously recognized expense related to these options of $7,500 in the fourth quarter of 2009.

In accordance with applicable accounting standards, the Company evaluated subsequent events through August 4, 2011, the date the financial statements were available for issue.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2011 and 2010

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

OVERVIEW AND GENERAL INDUSTRY CONDITIONS

Our primary sources of revenue are commissions earned from brokerage transaction and related financial services. To date, there has been no significant impact from revenues derived from investment advisory and insurance businesses.  Our principal business activities are, by their nature, affected by many factors, including general economic and financial conditions, movement of interest rates, security valuations in the marketplace, regulatory changes, competitive conditions, transaction volume and market liquidity. Consequently, our revenues can be volatile. While we seek to maintain cost controls, a significant portion of our expenses is fixed and does not vary with market activity. As a result, substantial fluctuations can occur in our revenue and net income from period to period. Unless otherwise indicated, in this section, references to years are to fiscal years.

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

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Six Months Ended June 30, 2011 and 2010

RESULTS OF OPERATIONS – QUARTERS ENDED June 30, 2011 AND 2010

Total operating income for the quarter ended June 30, 2011 increased by $1,375,250, or approximately 49%, to $4,158,531, from $2,783,281 for the comparable period in 2010.

Commission revenue for the quarter ended June 30, 2011 increased by $1,120,446, or approximately 45%, to $3,595,155 from $2,474,709 for the comparable period in 2010. This increase was principally derived from an addition of an OSJ branch office from the third quarter in 2010, along with an increase in transactional business for the quarter compared to the previous years.

Interest income for the quarter ended June 30, 2011 increased by $32,392, or approximately 41%, to $112,366 from $79,974 for the comparable period in 2010.  This increase is primarily due to the increase in interest charged on margin accounts and customer accounts held by our clearing agent, in addition interest earned from the municipal bond inventory account.

Realized trading profit for the quarter ended June 30, 2011 was $192,681 in realized trading profits and $5,001 in unrealized trading loss.  Of the $192,681 realized trading profit, $144,552 was paid out in the commissions to brokers account.

Other fees, from clearing transaction charges and other income, for the quarter ended June 30, 2011 increased by $29,731 or approximately 13%, to $258,329 from $228,598 compared to the comparable period in 2010.  This increase was principally due to fees on the increase of transactional business for the quarter, which correlates with the increase in commission revenue during the quarter.

Total operating expenses for the quarter ended June 30, 2011 increased by $1,450,016, or approximately 53%, to $4,168,114 from $2,718,098 for the same period in 2010.  The increased expense was due primarily to the increased commissions paid to brokers, which correlates with the increase in commission revenue during the quarter.

Commissions to brokers for the quarter ended June 30, 2011 increased by $1,261,813, or approximately 60%, to $3,379,551 from $2,117,738 for the comparable period in 2010.  This increase correlates with the increase in commission revenue during the quarter.  There was $144,552 paid out of the Commissions to brokers account for revenue derived from the realized trading profit.

Clearing costs for the quarter ended June 30, 2011, increased by $388, or approximately 1%, to $40,750 from $40,362 for the comparable period in 2010. As a percentage of commission revenue, clearing costs were approximately 1.1% for the quarter ended June 30, 2011, compared to approximately 1.6% in 2010.

Selling, general and administrative expense for the quarter ended June 30, 2011 increased by $159,512, or approximately 29%, to $702,763 from $543,251 for the comparable period in 2010. This increase is due to increases in consultant fees, legal, recruiting and salaries.

Net loss was $9,583 for the quarter ended June 30, 2011, compared to a net profit of $65,183 for the comparable period in 2010. The increase in selling, general and administrative expenses was the primarily reason for the slight loss for the quarter.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Six Months Ended June 30, 2011 and 2010

RESULTS OF OPERATIONS – SIX MONTHS ENDED June 30, 2011 AND 2010

Total operating income for the six months ended June 30, 2011 increased by $2,505,273 or approximately 50%, to $7,551,336, from $5,046,063 for the comparable period in 2010.

Commission revenue for the six months ended June 30, 2011 increased by $1,921,463, or approximately 43%, to $6,401,201 from $4,479,738 for the comparable period in 2010. This increase was principally derived from an addition of an OSJ branch office from the third quarter in 2010, along with an increase in transactional business for the six months compared to the previous years.

Interest income for the six months ended June 30, 2011 increased by $80,036, or approximately 61%, to $211,143 from $131,107 for the comparable period in 2010.  This increase is primarily due to the increase in interest charged on margin accounts and customer accounts held by our clearing agent. In addition interest earned from the municipal bond inventory account.

Realized trading profit for the six months ended June 30, 2011 was $403,570 in realized trading profits and $13,462 in unrealized trading loss. Of the $403,570 realized trading profit, $313,263 was paid out in the Commissions to brokers account.

Other fees, from clearing transaction charges and other income, for the six months ended June 30, 2011 increased by $100,204 or approximately 23%, to $535,422 from $435,218 compared to the comparable period in 2010.   This increase was principally due to fees on the increase of transactional business during the first six months, which correlates with the increase in commission revenue.

Total operating expenses for the six months ended June 30, 2011 increased by $2,566,349, or approximately 52%, to $7,519,255 from $4,952,906 for the same period in 2010.  The increased expense was due primarily to the increased commissions paid to brokers, which correlates with the increase in commission revenue during the six months.

Commissions to brokers for the six months ended June 30, 2011 increased by $2,218,232, or approximately 58%, to $6,052,793 from $3,834,561 for the comparable period in 2010.  This increase correlates with the increase in commission revenue during the six months.

Clearing costs for the six months ended June 30, 2011, increased by $3,162, or approximately 4%, to $75,161 from $71,999 for the comparable period in 2010. As a percentage of commission revenue, clearing costs were approximately 1.2% for the six months ended June 30, 2011, compared to approximately 1.6% in 2010.

Selling, general and administrative expense for the six months ended June 30, 2011 increased by $287,542, or approximately 28%, to $1,306,356 from $1,018,814 for the comparable period in 2010. This increase is due from increases in consultant fees, education and seminars, exchange fees, FINRA/SIPC assessments, legal, recruiting and salaries.

Net profit was $32,081 for the six months ended June 30, 2011, compared to a net profit of $93,157 for the comparable period in 2010. The increase in revenue was primarily related to an increase in brokers and their activity, while at the same time the Company was able to leverage on established policies and procedures to efficiently manage the increase in activity without incurring a proportionate increase to selling, general, and administrative expenses; thus, there was overall net income.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies.  Our total assets at June 30, 2011 were $4,724,637, of which $1,022,546 are cash and cash equivalents.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Six Months Ended June 30, 2011 and 2010

As a broker-dealer, WFG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that WFG maintains a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  WFG’s minimum net capital requirement is $100,000.  Under the Rule, WFG is subject to certain restrictions on the use of capital and its related liquidity.  WFG’s net capital position at June 30, 2011 was $708,386 and its ratio of aggregate indebtedness to net capital was 1.86 to 1. The calculation of the ratio only includes the balances obtained from the Broker Dealer.

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

The Company's cash and cash equivalents increased by $53,830 to $1,022,546 as of June 30, 2011, from $968,716 as of December 31, 2010.  This overall increase was due to net cash from operating activities of $124,388, cash used by cash from investing of $11,677 and cash used by financing activities of $58,880.

The Company holds a mortgage note on the current office space at 117 Towne Lake Parkway, Woodstock, GA  30188.  The mortgage note has a 5-year balloon payment and matures in September 2014, amortized on a 25-year basis at a fixed rate of interest 7.00%, and is collateralized by the building.  Mortgage payments and condo association fees of $6,770 and $4,700, respectively, are payable monthly.

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

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the SEC.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

In the normal course of business, the Company, as a regulated broker-dealer, is subject to examinations, inquiries and requests from Customers, the SEC, FINRA and state regulators.  We are not aware of any matter at this time that would have material impact on the company’s financial position.

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

WOODSTOCK HOLDINGS, INC.

Date: August 4, 2011	By:	/S/ WILLIAM J. RAIKE, III
William J. Raike, III
President, Chief Executive Officer and Director

Date: August 4, 2011	By:	/S/ MELISSA L. WHITLEY
Melissa L. Whitley
Chief Financial and Accounting Officer