Form 10-Q
period 2011-09-30
WOODSTOCK HOLDINGS INC.
filed 2011-11-14
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,044,028 shares of common stock, $.01 par value per share, outstanding as of November 8, 2011.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$864,889	$968,716
Clearing deposit	181,184	161,182
Securities inventory, at fair value	754,266	1,116,222
Realized trading profit and interest receivables	11,836	20,642
Commissions receivable	1,060,982	1,247,324
Furniture, fixtures, and equipment, at cost, net of accumulated depreciation of $97,850 and $90,679, respectively	24,787	20,283
Building, at cost, net of accumulated depreciation of $197,889 and $172,636, respectively	1,079,399	1,104,652
Other assets	162,536	131,049

Total assets	$4,139,879	$4,770,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$65,561	$98,798
Commissions payable	866,995	1,007,161
Preferred dividends payable	15,050	30,274
Liability for securities inventory	737,789	1,079,377
Mortgage note	927,143	939,000
Deferred revenue	375,000	375,000
Other liabilities	34,281	4,245

Total liabilities	3,021,819	3,533,855

Commitments and contingencies

Shareholders' equity:
Series A preferred stock, $.01 par value; 5,000,000 shares authorized, 86,500 and 86,500 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (redemption value of $865,000 and $865,000 at September 30, 2011 and December 31, 2010, respectively)	865	865
Common stock, $.01 par value; 50,000,000 shares authorized; 18,366,772 shares issued; 18,044,028 shares outstanding	183,668	180,668
Additional paid-in capital	3,697,032	3,698,528
Accumulated deficit	(2,607,545)	(2,487,891)
Treasury stock, 323,244 shares and 322,744 shares at September 30, 2011 and December 31, 2010, respectively, carried at cost	(155,960)	(155,955)

Total shareholders' equity	1,118,060	1,236,215

Total liabilities and shareholders' equity	$4,139,879	$4,770,070

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Statements of Operations

(unaudited)

For the Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
OPERATING INCOME
Commission revenue	$2,833,552	$2,436,310	$9,234,753	$6,916,047
Interest income	87,322	81,577	298,465	212,685
Net realized gain on securities	171,178	-	574,748	-
Other fees	192,880	252,765	659,302	687,983

Total operating income	3,284,932	2,770,652	10,767,268	7,816,715

OPERATING EXPENSES
Commissions to brokers	2,522,858	2,090,205	8,575,651	5,924,766
Compensation on trading profit	145,304	-	145,304	-
Clearing costs	38,023	41,607	113,184	113,606
Selling, general, and administrative expenses	625,995	518,199	1,863,351	1,537,012
Interest expense	33,279	16,679	104,762	44,211
Unrealized loss on securities	6,906	-	20,368	-

Total operating expenses	3,372,365	2,666,690	10,822,620	7,619,595

Net income (loss)	$(87,433)	$103,962	$(55,352)	$197,120

Basic and diluted earnings (loss) per common share	$(0.00)	$0.01	$(0.00)	$0.01

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Statements of Shareholders’ Equity

(unaudited)

For the Nine Months Ended September 30, 2011 and 2010

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity

Balance at December 31, 2010	$865	$180,668	$3,698,528	$(2,487,891)	$(155,955)	$1,236,215
Common stock dividends	-	-	-	(19,008)	-	(19,008)
Preferred stock dividends	-	-	-	(45,294)	-	(45,294)
Redemption of preferred stock	-	-	(1,496)	-	(5)	(1,501)
Exercise of stock options	-	3,000	-	-	-	3,000
Net earnings	-	-	-	(55,352)	-	(55,352)

Balance at September 30, 2011	$865	$183,668	$3,697,032	$(2,607,545)	$(155,960)	$1,118,060

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity

Balance at December 31, 2009	$865	$179,418	$3,697,278	$(2,548,481)	$(155,955)	$1,173,125
Preferred stock dividends	-	-	-	(45,412)	-	(45,412)
Net earnings	-	-	-	197,120	-	197,120

Balance at September 30, 2010	$865	$179,418	$3,697,278	$(2,396,773)	$(155,955)	$1,324,833

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

For the Nine Months Ended September 30, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(55,352)	$197,120
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation	32,424	30,708
Unrealized loss on investments	20,368	-
Changes in operating assets and liabilities
Realized trading profit and interest receivable	8,806	-
Commissions receivable	186,342	(294,081)
Clearing deposit	(20,002)	(500,081)
Other assets	(31,487)	(114,934)
Accounts payable	(33,237)	(34,129)
Commissions payable	(140,166)	216,175
Deferred revenue	-	500,000
Other liabilities	30,036	1,289
Net cash flows from operating activities	(2,268)	2,067

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	(11,675)	(3,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	3,000	-
Principal payments on mortgage note	(11,857)	(11,053)
Redemption of preferred stock	(1,501)	-
Dividends paid on common stock	(19,008)	-
Dividends paid on preferred stock	(60,518)	(60,548)
Net cash flows from financing activities	(89,884)	(71,601)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(103,827)	(73,423)
CASH AND CASH EQUIVALENTS, beginning of year	968,716	633,674
CASH AND CASH EQUIVALENTS, end of period	$864,889	$560,251

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Securities inventory obtained via financing through Southwest Securities, Inc.	$32,294,078	$-
Satisfaction of liability for securities inventory sold via Southwest Securities, Inc.	$32,635,666	$-

SUPPLEMENTAL DISCLOSURE OF CASH PAID
FOR INTEREST	$104,762	$44,211

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Consolidated Financial Statements

(1)

Description of Business and Summary of Significant Accounting Policies

Business

Woodstock Holdings, Inc. (the “Company”) is a holdings company, engaged through a subsidiary in full service securities brokerage and investment banking since 1995.  Effective January 20, 2010, it reorganized into a holding company and changed its name, transferring the name Woodstock Financial Group, Inc. (“WFG”) to a newly established 100% owned broker-dealer subsidiary.

The Company reports its financial position and results of operations for 2009 and earlier periods on a pre-reorganization basis.  For reporting periods beginning February 2010, it reports its financial position and results of operations on a consolidated basis.

WFG is a full service securities brokerage firm, which was incorporated in January 2010.  WFG is registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) in 50 states, Puerto Rico, Washington D.C. and also as a municipal securities dealer with the Municipal Securities Regulation Board.  WFG is also a United States Securities and Exchange Commission (“SEC”) Registered Investment Advisor and maintains advisory accounts through Fidelity Registered Investment Advisor Group (“FRIAG”), an arm of Fidelity Investments and IMG (Investment Management Group, a division of Southwest Securities.). WFG is subject to net capital and other regulations of the SEC. WFG offers full service commission and fee-based money management services to individual and institutional investors.

WFG maintains a custody-clearing relationship with Southwest Securities, Inc. (“Southwest”) and these accounts are introduced to Southwest on a fully disclosed basis.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to generally accepted practices within the broker-dealer industry. The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, clearing deposit, securities inventory and commissions receivable.

Cash and cash equivalents and the clearing deposit are deposited in various financial institutions. At times, amounts on deposit may be in excess of the FDIC insurance limit. From December 31, 2010, to December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the accounts, at all FDIC insured institutions. At September 30, 2011, all cash deposits were covered under the FDIC insurance limits.

At September 30, 2011 and December 31, 2010, commissions receivable were approximately $1,061,000 and $1,247,000, and of that approximately $1,052,000 and $1,234,000 were due from Southwest, respectively.

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

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (primarily codified by Accounting Standard Codification “ASC” Topic 740).  ASC Topic 740 provides guidance for how uncertain tax provisions should be recognized, measured, presented and disclosed in the financial statements.  ASC Topic 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.

The Company follows ASC Topic 740. ASC Topic 740 specifies the way companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The adoption of ASC Topic 740 did not have a material effect on the financial statements of the Company. Management is unaware of any material tax positions that do not meet the more-likely-than-not threshold as of September 30, 2011 and December 31, 2010.

Treasury Stock

Treasury stock is accounted for by the cost method.  Subsequent reissuances are accounted for at average cost.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Consolidated Financial Statements

Net Earnings Per Share

During the nine months ended September 30, 2011 and 2010, the Company had potential common stock issuances outstanding totaling 86,500 and 86,500 shares related to preferred stock.  The effect of the convertible preferred stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances has been excluded from the computation of net earnings per share for each year. Additionally, as of September 30, 2011, the Company had options outstanding.  The effect of these options was also not considered due to their antidilutive effect.

Presented below is a summary of earnings (loss) per common share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	17,944,028	17,619,028	17,810,695	17,619,028

Net earnings (loss)	$(87,433)	$103,962	$(55,352)	$197,120
Preferred stock dividends	(15,050)	(15,137)	(45,294)	(45,412)

Net earnings (loss) attributable to common shareholders	$(102,483)	$88,825	$(100,646)	$151,708

Net earnings (loss) per common share	$(0.01)	$0.01	$(0.01)	$0.01

Stock-Based Compensation

The Company sponsors a stock-based incentive compensation plan for the benefit of certain employees.  The Company accounts for this plan under the recognition and measurement principles of  ASC 718, Compensation-Stock Compensation.

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

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Consolidated Financial Statements

(2)

Related Party Transactions

During the quarters ended September 30, 2011 and 2010, a company owned by the Chief Executive Officer (“CEO”) received consulting fees from WFG in the amount of approximately $41,000 each quarter.  In addition, WFG pays an override equal to 2.5% of revenues to a company owned by the CEO.  During the quarters ended September 30, 2011 and 2010, the earned override bonus was approximately $80,000 and $68,000, respectively.  Of the override bonus earned during the quarters ended September 30, 2011 and 2010, approximately $57,000 and $44,000 was paid, respectively. The unpaid portion of the 2011 override bonus of approximately $23,000 was included in accounts payable at September 30, 2011.

During the nine month periods ended September 30, 2011 and 2010, a company owned by the Chief Executive Officer (“CEO”) received consulting fees from WFG in the amount of approximately $124,000 each period.   A company owned by the CEO’s spouse also receives consulting fees of $120,000 annually and a bonus of $25,000 was also received for the nine months ended 9/30/2011.   In addition, WFG pays an override equal to 2.5% of revenues to a company owned by the CEO.  During the nine months ended September 30, 2011 and 2010, the earned override bonus was approximately $265,000 and $194,000, respectively.  Of the override bonus earned during the nine months ended September 30, 2011 and 2010, approximately $279,000 and $200,000 was paid, respectively.  Included in the paid override bonus is approximately $37,000 and $30,000 from payments that were earned in 2010 and 2009, respectively.    The unpaid portion of the 2011 override bonus of approximately $23,000 was included in accounts payable at September 30, 2011.

Registered representatives licensed with WFG sold interests in Raike Real Estate Income Fund (“RRIF”) and received approximately $2,500 and $26,000 in commissions during the nine months ended September 30, 2011 and 2010, respectively.   RRIF is managed by a company owned by the CEO of WHI.

Pursuant to Exchange Act Rules 17a-3(a) and (a)(2), WFG and WHI have an expense sharing agreement in place.

(3)

Net Capital Requirements

The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At September 30, 2011, the Company had net capital of $663,788, which was $563,788 in excess of its required net capital of $100,000.  The Company’s net capital ratio was 2.02 to 1.

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

(5)

Income Taxes

The Company has recorded $0 income tax expense in the nine months ended September 30, 2011 and 2010 due to the Company recording a 100% valuation allowance on the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

The major components of the deferred tax asset at September 30, 2011 and December 31, 2010 are operating loss carryforwards, deferred revenue and stock based compensation expense.

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

The Company paid a monthly condo association fee of approximately $41,000 for the nine months ended September 30, 2011 and 2010, respectively.

Scheduled principal payments due on the mortgage note as of December 31, 2010 are as follows:

Years ending December 31:
2011	$ 16,021
2012	16,993
2013	18,407
2014	887,579
$ 939,000

(7)

Selling, General and Administrative Expenses

Components of selling, general and administrative expenses which are greater than 1% of total revenues for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consultant fees	$189,699	$243,957	$567,372	$545,664
Compensation	157,992	126,446	467,631	371,670
Legal and professional fees	51,778	19,930	177,951	80,403

(8)

Securities Inventory and Liability for Securities Inventory

The Company maintains an investment grade municipal bond inventory account for the purpose of inter-dealer trading. This inventory account is monitored on a daily basis for credit risk, market risk and collateralization purposes. This inventory is held in a segregated margin account at Southwest, the Company’s clearing firm.  This segregated margin account is cross collateralized by the Company’s clearing deposit account at Southwest.  From time to time the Company may deposit cash into or withdraw cash from this account when needed.  The current interest rate environment has produced a fluctuating negative/positive carry on this trading account.

(9)

Shareholders’ Equity

Stock Option Plan

The Company sponsors an incentive stock option plan for the benefit of certain employees.  The Board of Directors approved a total of 7.6 million shares to be available for potential future option grants.   There were no stock options granted during the nine months ended September 30, 2011.

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

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Consolidated Financial Statements

The Company used the following assumptions in estimating the fair value of the option awards:

Assumptions in estimating the fair value of options awarded:
Expected volatility	.5%
Risk-free interest rate	4.99%
Expected life	10 years
Dividend yield	0%

A summary of activity in the stock option plan is presented below:

	Nine Months Ended September 30, 2011		Year Ended December 31, 2010
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Outstanding and exercisable, Beginning of period	2,457,000	$0.01	2,357,000	$0.01
Vested during the period	100,000	$0.01	225,000	$0.01
Exercised	(300,000)	$0.01	(125,000)	$0.01
Outstanding and exercisable, end of period	2,257,000	$0.01	2,457,000	$0.01

The total intrinsic value of options outstanding and exercisable as of September 30, 2011 and December 31, 2010 was not considered material to the financial statements.

If stock options are exercised in the future, management plans to issue additional shares of common stock to redeem the options.

Perpetual Preferred Stock

The Preferred Stock pays a cumulative annual dividend of $.70 per share. Each share of Preferred Stock is convertible into five shares of common stock at the option of the holder. Each share of Preferred Stock is mandatorily convertible into five shares of common stock upon the filing of a public offering registration statement or a change in control (as defined). The Company may redeem the Preferred Stock by giving 30-day’s notice to the preferred stockholders for a redemption price of $10.00 per share, plus unpaid dividends through the redemption date.  Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders. The Preferred Stock has no voting rights.  As of September 30, 2011 and December 31, 2010, there were no preferred dividends in arrears.

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

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

(unaudited)

Notes to Consolidated Financial Statements

(11)

Fair Value

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$864,889	$-	$-	$864,889
Clearing deposit	181,184	-	-	181,184
Securities inventory	-	754,266	-	754,266
Total	$1,046,073	$754,266	$-	$1,800,339

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$968,716	$-	$-	$968,716
Clearing deposit	161,182	-	-	161,182
Securities inventory	-	1,116,222	-	1,116,222
Total	$1,129,898	$1,116,222	$-	$2,246,120

There were no transfers between levels from December 31, 2010 to September 30, 2011.

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

(12)

Subsequent Events

In accordance with applicable accounting standards, the Company evaluated subsequent events through November 8, 2011, the date the financial statements were available for issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2011 and 2010

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

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Nine Months Ended September 30, 2011 and 2010

RESULTS OF OPERATIONS – QUARTERS ENDED September 30, 2011 AND 2010

Total operating income for the quarter ended September 30, 2011 increased by $514,280, or approximately 19%, to $3,284,932, from $2,770,652 for the comparable period in 2010.

Commission revenue for the quarter ended September 30, 2011 increased by $397,242, or approximately 16%, to $2,833,552 from $2,436,310 for the comparable period in 2010. This increase was principally derived from an addition of an OSJ branch office from late in the third quarter in 2010, along with a slight increase in transactional business for the quarter compared to the previous years.

Interest income for the quarter ended September 30, 2011 increased by $5,745, or approximately 7%, to $87,322 from $81,577 for the comparable period in 2010.  This increase is primarily due to the increase in interest charged on margin accounts and customer accounts held by our clearing agent, in addition interest earned from the investment grade municipal bond inventory trading account (“trading account”).

Realized trading profit for the quarter ended September 30, 2011 was $171,178 in realized trading profits and $6,906 in unrealized trading loss.  Of the $171,178 realized trading profit, $145,304 was paid out in the trading account.

Other fees, from clearing transaction charges and other income, for the quarter ended September 30, 2011 decreased by $59,885 or approximately 24%, to $192,880 from $252,765 compared to the comparable period in 2010.  This decrease was principally due to a decrease of transactional fees for the quarter.

Total operating expenses for the quarter ended September 30, 2011 increased by $705,675, or approximately 26%, to $3,372,365 from $2,666,690 for the same period in 2010.  The increased expense was due primarily to the increased commissions paid to brokers (which correlates with the increase in commission revenue during the quarter) and the increase in selling, general and administrative expenses.

Commissions to brokers for the quarter ended September 30, 2011 increased by $432,653, or approximately 21%, to $2,522,858 from $2,090,205 for the comparable period in 2010.  This increase correlates with the increase in commission revenue during the quarter.

Compensation on trading profit for the quarter ended September 30, 2011 was $145,304.  There was $171,178 in realized trading profits and $6,906 in unrealized trading loss.  Of the $171,178 realized trading profit, $145,304 was paid out in the account.

Clearing costs for the quarter ended September 30, 2011, decreased by $3,584, or approximately 9%, to $38,023 from $41,607 for the comparable period in 2010. As a percentage of commission revenue, clearing costs were approximately 1.3% for the quarter ended September 30, 2011, compared to approximately 1.7% in 2010.

Selling, general and administrative expense for the quarter ended September 30, 2011 increased by $107,796, or approximately 21%, to $625,995 from $518,199 for the comparable period in 2010. This increase is due to increases in consultant fees, legal fees, and compensation.   Consultant fees paid to the CEO are based upon revenues of the Company; therefore, these fees correlate with revenues.   Legal fees increased by approximately $32,000, which was from due diligence reviews on possible new offerings as well as consultations with various SEC attorney’s regarding regulatory compliance measures. Salaries increased by approximately $32,000, which was from a newly hired employee and pay increases given to various existing employees.

Net loss was $87,433 for the quarter ended September 30, 2011, compared to a net profit of $103,962 for the comparable period in 2010. The increase in selling, general and administrative expenses was the primary reason for the loss for the quarter.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Total operating income for the nine months ended September 30, 2011 increased by $2,950,553 or approximately 38%, to $10,767,268, from $7,816,715 for the comparable period in 2010.

Commission revenue for the nine months ended September 30, 2011 increased by $2,318,706, or approximately 34%, to $9,234,753 from $6,916,047 for the comparable period in 2010. This increase was principally derived from an addition of an OSJ branch office from late in the third quarter in 2010, along with an increase in transactional business for the nine months compared to the previous years.

Interest income for the nine months ended September 30, 2011 increased by $85,780, or approximately 40%, to $298,465 from $212,685 for the comparable period in 2010.  This increase is primarily due to the increase in interest charged on margin accounts and customer accounts held by our clearing agent. In addition interest earned from the trading account.

Realized trading profit for the nine months ended September 30, 2011 was $574,748 in realized trading profits and $20,368 in unrealized trading loss. Of the $574,748 realized trading profit, $458,567 was paid out in the Commissions to brokers account.

Other fees, from clearing transaction charges and other income, for the nine months ended September 30, 2011 decreased by $28,681, or approximately 4%, to $659,302 from $687,983 compared to the comparable period in 2010.   This decrease was principally due to a decrease in transactional fees for the nine months.

Total operating expenses for the nine months ended September 30, 2011 increased by $3,203,025, or approximately 42%, to $10,822,620 from $7,619,595 for the same period in 2010.  The increased expense was due primarily to the increased commissions paid to brokers (which correlates with the increase in commission revenue during the nine months) and the increase in selling, general and administrative expenses.

Commissions to brokers for the nine months ended September 30, 2011 increased by $2,650,885, or approximately 45%, to $8,575,651 from $5,924,766 for the comparable period in 2010.  This increase correlates with the increase in commission revenue during the nine months.

Clearing costs for the nine months ended September 30, 2011, decreased by $422, to $113,184 from $113,606 for the comparable period in 2010. As a percentage of commission revenue, clearing costs were approximately 1.2% for the nine months ended September 30, 2011, compared to approximately 1.6% in 2010.

Selling, general and administrative expense for the nine months ended September 30, 2011 increased by $326,339, or approximately 21%, to $1,863,351 from $1,537,012 for the comparable period in 2010. This increase is due to increases in consultant fees, legal fees, and compensation. Consultant fees paid to the CEO are based upon revenues of the Company, therefore, these fees correlate with revenues. Legal fees increased by approximately $98,000, which was from due diligence reviews on possible new offerings as well as consultations with various SEC attorney’s regarding regulatory compliance measures. Salaries increased by approximately $96,000, which was from a newly hired employee and pay increases given to various existing employees.

Net loss was $55,352 for the nine months ended September 30, 2011, compared to a net profit of $197,120 for the comparable period in 2010. The increase in operating expenses was primarily related to an increase in selling, general, and administrative expenses; for the quarter and the nine months.  The increase comes from consultant fees, legal and salaries.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies.  Our total assets at September 30, 2011 were $4,139,879, of which $864,889 are cash and cash equivalents.

WOODSTOCK HOLDINGS, INC.

(formerly Woodstock Financial Group, Inc.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS, continued

For the Nine Months Ended September 30, 2011 and 2010

As a broker-dealer, WFG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that WFG maintains a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  WFG’s minimum net capital requirement is $100,000.  Under the Rule, WFG is subject to certain restrictions on the use of capital and its related liquidity.  WFG’s net capital position at September 30, 2011 was $663,788 and its ratio of aggregate indebtedness to net capital was 2.02 to 1. The calculation of the ratio only includes the balances obtained from the Broker Dealer.

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

The Company's cash and cash equivalents decreased by $103,827 to $864,889 as of September 30, 2011, from $968,716 as of December 31, 2010.  This overall decrease was due to net cash used in operating activities of $2,268, cash used in investing activities of $11,675 and cash used in financing activities of $89,884.

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

SECURITIES INVENTORY AND LIABLILITY FOR SECURITIES INVENTORY

The Company maintains an investment grade municipal bond inventory account for the purpose of inter-dealer trading. This inventory account is monitored on a daily basis for credit risk, market risk and collateralization purposes. This inventory is held in a segregated margin account at Southwest, the Company’s clearing firm.  This segregated margin account is cross collateralized by the Company’s clearing deposit account at Southwest.  From time to time the Company may deposit cash into or withdraw cash from this account when needed.  The current interest rate environment has produced a fluctuating negative/positive carry on this trading account.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company invests and trades investment grade municipal bonds.

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the SEC.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WOODSTOCK HOLDINGS, INC.

Date: November 8, 2011	By:	/S/ WILLIAM J. RAIKE, III
William J. Raike, III
President, Chief Executive Officer and Director

Date: November 8, 2011	By:	/S/ MELISSA L. WHITLEY
Melissa L. Whitley
Chief Financial and Accounting Officer