Form 10-K
period 2011-12-31
WOODSTOCK HOLDINGS INC.
filed 2012-03-21
CIK 1095373

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended December 31, 2011
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to _______________

Commission file number 000-32997

WOODSTOCK HOLDINGS, INC.
(Name of small business issuer in its charter)

Georgia	58-2161804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

117 Towne Lake Parkway, Suite 200, Woodstock, GA	30188
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 516-6996

Securities registered pursuant to Section 12(b) of the Exchange Act:	None
Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock, $01. Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

                     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.        Yes ☒ No☐

Indicate by check mark if weather the registrant has submitted electronically and posted on its corporate Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                         Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form         10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or small reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                    Yes ☐ No ☒

As of June 30, 2011, the number of shares held by non-affiliates was approximately 2,567,028.  The approximate market value based on the last sale (i.e. $.20 per share as of June 30, 2011) of the Company’s Common Stock was approximately $513,000.

The number of shares outstanding of the Registrant’s Common Stock, as of March 1, 2012 was 18,044,028.

DOCUMENTS INCORPORATED BY REFERENCE – N/A

Special Cautionary Notice Regarding Forward-Looking Statements

Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Woodstock Holdings, Inc. (the “Company”) (formerly Woodstock Financial Group, Inc.) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

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

PART I

ITEM 1.

BUSINESS

OVERVIEW

Woodstock Holdings, Inc. (the “Company” or "WHI") is a holding company and it has no business operations except for those conducted through Woodstock Financial Group, Inc. (“WFG”), its wholly-owned subsidiary. All references in this Form 10K to the business of the Company refer to the operations of WFG, unless the context indicates otherwise. WFG has been a full service securities brokerage and investment banking business since 1995.  Effective January 20, 2010, we reorganized into a holding company and changed our name, transferring the name Woodstock Financial Group, Inc. to a newly established 100% owned broker dealer subsidiary.  The Company’s website address is www.woodstockholdingsinc.com and WFG’s website is www.woodstockfg.com.

The Company has been registered since 2002 as a United States Securities and Exchange Commission (“SEC”) reporting company (File No. 0-32997). The Company reported its financial position and results of operations for 2009 and earlier periods on a pre-reorganization basis.  For reporting periods beginning February, 2010, we report our position and results of operations on a consolidated basis.

Woodstock Financial Group, Inc. (“WFG”) is a full service securities brokerage firm, which was incorporated in January 2010.  The Company is registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) in 50 states, Puerto Rico, Washington D.C., U.S. Virgin Islands, and also as a municipal securities dealer with the Municipal Securities Regulation Board.  The Company is also a SEC Registered Investment Advisor and maintains advisory accounts through Fidelity Registered Investment Advisor Group, (“FRIAG”), an arm of Fidelity Investments and IMG (Investment Management Group, a division of Southwest Securities, Inc. (“Southwest”)).  The Company is subject to net capital and other regulations of the SEC.  The Company offers full service commission and fee-based money management services to individual and institutional investors.

WFG trades securities as an agent and a principal on exchanges such as the NYSE, NYSE AMEX Equities and NASDAQ and in the Over-the-Counter Market. WFG maintains selling agreements with mutual fund families and insurance companies offering load and no load funds, annuities and insurance products.

Our Company headquarters is at 117 Towne Lake Parkway, Suite 200, Woodstock, Georgia 30188, and our telephone number is (770) 516-6996. We maintain branches and other offices in a number of other jurisdictions and a complement of approximately 100 independent retail brokers as of December 31, 2011. Our net capital as of December 31, 2011, as calculated by Rule 15c3-1 of the SEC, was $562,625, which was $462,625 in excess of its required net capital of $100,000. The Company’s net capital ratio was approximately 2.29 to 1. For the previous five years, our annual revenues were as follows:

Year	Revenue	No. of Reps
2007	$ 8,067,137	74
2008	8,056,893	110
2009	8,933,165	111
2010	12,706,967	104
2011	13,901,727	99

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

SECURITIES SALES SERVICES

WFG is a FINRA member broker-dealer providing securities sales services through a network of "independent contractor" registered representatives to several thousand retail clients. These representatives primarily sell stocks, mutual funds, bonds, variable annuities and variable life insurance products, managed account and other investment advisory and financial planning products and services. Commissions are charged on the sale of securities products, of which a percentage is shared with the representatives.  Over 85% of our revenues during the past three years have been derived from these securities sales services. WFG’s independent contractors receive a commission payout between 70% and 90% on average.

INSURANCE PRODUCT SALES

Through several selling agreements with larger insurance companies, WFG offers a variety of insurance products, which are sold by our independent broker network.  Variable annuity and variable life products from various carriers are also offered, providing a large variety for consumers from which to choose. While this business is not significant to date, in terms of dollar revenues, we regard it as an important part of the services provided.

ADVISORY AND PLANNING

WFG is also registered as an Investment Advisor with the SEC and provides investment supervisory services. In addition, our independent representatives are able to provide planning and consulting services in a variety of financial services areas such as financial planning, tax planning, benefits consulting, corporate 401(k)s and other types of financial structures. Fees are billed quarterly for these services and shared between the firm and the investment advisor representatives on a fully disclosed basis. WFG is aggressively marketing to licensed advisors and intends to compete in this market place.

EXPANSION OF EXISTING BUSINESS

We intend to intensify our efforts to attract higher producing independent registered representatives by offering them a higher quality of service and a larger variety of financial products and service options to provide to their clients.

The expanded services include:

•

Improved sales and business development education and support services;

•

Improved marketing and recruiting;

•

Enhanced electronic processing, communications and record keeping; and

•

Increased capacity to provide investment advisory and insurance services.

We also intend to expand our institutional sales capabilities, investment banking activities, hire additional independent representatives and market investment products to retail and institutional clients.

CLEARING AGENT AND CUSTOMER CREDIT

We currently use Southwest as our clearing agent on a fully disclosed basis. Southwest processes all securities transactions and maintains the accounts of customers. WFG and our clearing partners, Southwest and Fidelity Investments (“Fidelity”) are members of the Securities Investor Protection Corporation (“SIPC”).  This entitles our clients to protection of up to $500,000 in securities of which $250,000 may be in cash.  Southwest has also purchased additional coverage for up to $100 million (net aggregate) insured through Lloyd’s of London (“Lloyd’s”).  Accounts held at Fidelity have an excess SIPC policy of $1 billion of securities with a limit of $1.9 million coverage of cash, per account, also insured through Lloyd’s.  Money market funds held in a brokerage account are considered securities.  Southwest provides the operational support necessary to process, record and maintain securities transactions for our brokerage and distribution activities. Southwest lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with Southwest maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of our clearing agreement, we indemnify Southwest for any loss on these credit arrangements. We have implemented policies to avoid possible defaults on margin loans with the increased supervision of customers with margin loans.

REGULATION

The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the SEC and various state agencies and self-regulatory organizations, such as FINRA. Recent regulatory reform, most notably under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, is changing the landscape of the financial services business. WFG is registered as a broker-dealer with the SEC and is a member firm of FINRA. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA, which has been designated by the SEC as WFG’s primary regulator. FINRA adopts rules (which are subject to approval by the SEC) that govern FINRA members and conducts periodic examinations of member firms' operations.  WFG’s advisory business is subject to regulation by the SEC and our insurance business is regulated by the state.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and reporting, continuing education and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers.

The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the integrity of the securities markets.

Our mutual fund distribution business is subject to extensive regulation as to duties, affiliations, conduct and limitations on fees under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the "1940 Act"), and the regulations of FINRA. As discussed above, WFG is a FINRA member. FINRA has prescribed rules with respect to maximum commissions, charges and fees related to investment in any open-end investment company registered under the 1940 Act.

NET CAPITAL REQUIREMENTS

As a registered broker-dealer and a member firm of FINRA, WFG is subject to the net capital rule of the SEC.  The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively.

Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. WFG has elected to compute its net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. WFG’s required minimum net capital is $100,000. As of December 31, 2011, WFG had FINRA reported net capital of $562,625, which was $462,625 in excess of its required net capital of $100,000 and its ratio of aggregate indebtedness to net capital was approximately 2.29 to 1.

Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. We have met or exceeded all net capital requirements since WFG’s inception. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than a specified percentage of the minimum net capital requirement. Compliance with the net capital rule could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital, which in turn, could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.

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

PERSONNEL

At December 31, 2011, we had 11 full-time employees in addition to approximately 100 registered representatives.  None of our personnel are covered by a collective bargaining agreement.  We consider our relationships with our employees to be good.

ITEM 1A.

RISK FACTORS

As a Smaller Reporting Company, we are not required to provide the information required by this item.

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our principal executive offices are located at 117 Towne Lake Parkway, Suite 200, Woodstock, Georgia 30188 where the Company purchased 7,200 square feet of office space for approximately $1.2 million.

ITEM 3.

LEGAL PROCEEDINGS

In the normal course of business, WFG, as a regulated broker-dealer, is subject to examinations, inquiries and requests from the SEC, FINRA and state regulators.  We are not aware of any proceeding at this time that would have a material impact on the Company’s financial position.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on a limited and sporadic basis on the OTC Bulletin Board under the symbol "WSFL.OB" No market information has been provided for the past two fiscal years as the information would not be meaningful to investors.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

As of March 1, 2012, according to the records of our transfer agent, Interwest Transfer Inc., there were 83 holders of our common stock, of which most shares were held in "street name."

During the last two fiscal years, the Company paid the following cash dividends on its Common Stock:  A cash dividend of $.01 per share paid on January 3, 2011. The SEC net capital rule prohibits a broker dealer holding company from payment of dividends out of broker dealer assets if the broker dealer's net capital, after giving effect to the payment, would be less than a specified percentage of the minimum requirement.

The following information is furnished with respect to equity compensation plans of the Company as of December 31, 2011:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	200,000	$.01 per share	-0-
Total	200,000		-0-

Until 2011, the Company had a stock option plan for the benefit of certain employees.  The Board of Directors had approved a total of 7.6 million shares to be available for potential future option grants.  In 2011, the Company terminated the Plan. Options to purchase 200,000 shares were outstanding as of December 31, 2011, all of which were to purchase the Company's Common Stock at $.01 per share.

In the year ended December 31, 2011, we issued 300,000 shares of our Common Stock to an employee upon the exercise of a stock option. The shares were issued as "restricted shares" for which compliance with SEC Rule 144 will be required upon any resale.  In the year ended December 31, 2011, we did not purchase any of our equity securities, except on May 27, 2011 the Company repurchased 500 shares of Series A Preferred Stock at the cost of $1,500.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere herein.

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

OVERVIEW AND GENERAL INDUSTRY CONDITIONS

Business operations in this Form 10-K refer primarily to the operations of our wholly-owned brokerage subsidiary WFG as we, its parent company, are a holding corporation. Our primary sources of revenue are commissions earned from brokerage transactions and related financial services of WFG. WFG is also a licensed insurance agency and can receive insurance commission revenue. Currently and in the past, there has been no significant impact from revenues derived from our insurance business.  Our investment advisory services are currently a fast growing segment of our WFG business. Our principal business activities are, by their nature, affected by many factors, including general economic and financial conditions, movement of interest rates, security valuations in the marketplace, regulatory changes, competitive conditions, transaction volume and market liquidity. Consequently, our revenues can be volatile. While we seek to maintain cost controls, a significant portion of our expenses is fixed and does not vary with market activity. As a result, substantial fluctuations can occur in our revenue and net income from period to period.

Our assets are basically liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and Southwest.  All these items fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and Southwest turn over rapidly.  Both our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total net assets at December 31, 2011 were $3,693,357, of which $782,797 were cash and cash equivalents.

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

Summary of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to credit provisions, intangible assets, contingencies, litigation and income taxes.  Management bases its estimates and judgments on historical experience as well as various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates used in the preparation of our financial statements.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) on the accrual basis of accounting and to general practices within the broker-dealer industry.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Accordingly, actual results could differ from these estimates.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, clearing deposit, securities inventory and commissions receivable.

Cash and cash equivalents and the clearing deposit are deposited in various financial institutions. At times, amounts on deposit may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. From December 31, 2010, to December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the accounts, at all FDIC insured institutions. At December 31, 2011, all cash deposits were covered under the FDIC insurance limits.

At December 31, 2011 and 2010, commissions receivable were approximately $996,000 and $1,247,000, respectively and of that approximately $984,000 and $1,234,000, respectively were due from Southwest.

Revenue Recognition and Commissions Receivable

WFG charges commissions and/or fees for customer transactions. These commissions and/or fees are charged within the guidelines of industry standards. Commissions are recorded on a trade date basis, which does not differ materially from settlement date basis.

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost.

Advertising

The Company recognizes advertising costs as incurred in selling, general and administrative expenses in the statement of operations. The amount of advertising expense recognized at December 31, 2011 and 2010 was approximately $2,000 and $4,000, respectively

Building and  Furniture, Fixtures and Equipment

Building and furniture, fixtures and equipment are reported at cost, less accumulated depreciation. Depreciation of furniture, fixtures and equipment is computed using straight-line method over the estimated useful life of five years.  Depreciation of the building is computed using the straight-line method over the estimated useful life of 39 years.

The cost of maintenance and repairs, which do not improve or extend the useful life of the respective asset, is charged to earnings as incurred, whereas significant renewals and improvements are capitalized.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, Long Lived Assets, assets such as the building, are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review reveals an indicator of impairment, as determined based on estimated undiscounted cash flows, the carrying amounts of the related long-lived assets are adjusted to fair value. Management has determined there has been no impairment in the carrying value of its long-lived assets at December 31, 2011 and 2010.

Income Taxes

ASC 740, Income Taxes, provides guidance for how uncertain tax provisions should be recognized, measured, presented and disclosed in the financial statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more-likely-than-not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more-likely-than-not that some or all of the deferred tax asset will not be realized.

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management is unaware of any material tax positions that do not meet the more-likely-than-not threshold as of December 31, 2011 and 2010.

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

Stock-Based Compensation

Until 2011, the Company had sponsored a stock-based incentive compensation plan for the benefit of certain employees.  The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation-Stock Compensation.  As of December 31, 2011 the Company has outstanding under the Plan, options to purchase 200,000 shares of the Company’s common stock, exercisable at $.01 per share. This plan has expired and options are no longer granted under this plan.

Fair Value of Financial Instruments

Fair Value Measurements and Disclosure (ASC 820), establishes a framework for measuring fair value. The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

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

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2011 and 2010

Total revenue for the year ended December 31, 2011 increased by $1,194,760 or approximately 9%, to $13,901,727 from $12,706,967 for the comparable period in 2010. This increase was primarily driven by an increase in commission revenue.

Commission revenue for the year ended December 31, 2011 increased by $815,352, or approximately 7%, to $11,949,335 from $11,133,983 for the comparable period in 2010.  The increase was due primarily to an addition of an OSJ branch office in the third quarter of 2010, along with an increase in institutional business for fiscal 2011.

Interest income for the year ended December 31, 2011 increased by $80,589, or approximately 29%, to $360,674 from $280,085 compared to the comparable period in 2010. This increase is due to the interest earned from the investment grade municipal bond inventory trading account (“trading account”), which was introduced in the fourth quarter of 2010.

Trading profit for the year ended December 31, 2011 was $686,020 in realized trading profits and $32,231 in unrealized trading loss. Of the $686,020 realized trading profit, $548,816 was paid out as compensation.

Other fees, from clearing transactions charges and other income for the year ended December 31, 2011 decreased by $282,927, or approximately 24%, to $905,698 from $1,188,625 for the comparable period in 2010. This decrease is primarily due to a decline in transactional business for the year.

Total operating expenses for the year ended December 31, 2011 increased by $1,662,601, or approximately 13%, to $14,090,369 from $12,427,768 for the comparable period in 2010. The increased expense was due primarily to the increased commissions paid to brokers and compensation on trading profit, which correlates with the increased commission revenue.

Commissions to brokers for the year ended December 31, 2011 increased by $1,074,837, or approximately 11%, to $10,738,754 from $9,663,917 for the comparable period in the prior year.  This increase correlates with the increase in commission revenue during the year. As a percentage of commission revenue, commissions to brokers were approximately 89.9% for the year ended December 31, 2011, compared to approximately 86.8% for the year ended December 31, 2010.

Selling, general and administrative expense for the year ended December 31, 2011 increased $35,323, or 1%, to $2,490,664 from $2,455,341 for the comparable period in 2010. This increase is due to increases in legal fees, and compensation. The firm’s legal fees increased by approximately $151,906 which was from due diligence reviews on possible new offerings as well as consultations with various attorneys regarding regulatory compliance measures. Salaries increased by approximately $102,539, which was from a newly hired employee and pay increases given to various existing employees. These increases were offset by decreases in arbitration and compliance expenses, consulting fees, customer write-off’s, due from broker, travel and WFG back office expenses.

Compensation on trading profit for the year ended December 31, 2011 increased by $494,873, or approximately 917%, to $548,816 from $53,943 for the comparable period in the prior year. This increase is due to the trading account, which was introduced in the fourth quarter of 2010.

Clearing costs for the year ended December 31, 2011 decreased by $13,119, or approximately 8%, to $147,354 from $160,473 for the comparable period in 2010. As a percentage of commission revenue, clearing costs were approximately 1.2% for the year ended December 31, 2011, compared to approximately 1.4% for the year ended December 31, 2010. This decrease is due a decline in transactional business for the year.

Interest expense for the year ended December 31, 2011 increased by $53,456, or approximately 68%, to $132,550 from $79,094 for the comparable period in the prior year. This increase is due to the trading account, which was introduced in the fourth quarter of 2010.

Net loss was $188,642 for the year ended December 31, 2011 compared to net profit of $279,199 for the comparable period in 2010.  This change is primarily due to the decrease in transactional business for the year.

RELATED PARTIES – EXECUTIVE COMPENSATION

During the years ended December 31, 2011 and 2010, a company owned by the Chief Executive Officer (“CEO”) received consulting fees from WFG in the amount of approximately $166,000 each year.  In addition, our CEO is entitled to receive an override bonus equal to 2.5% of revenues allocable to a company owned by the CEO which amounted to $341,000 and $314,000 for the years ended December 31, 2011 and 2010, respectively. Of the override bonus earned during the year ended December 31, 2011, approximately $356,000 was paid.  Included in the paid override bonus is approximately $37,000 from payments that were earned in 2010.  This liability was transferred to WFG during the reorganization and was paid during 2011.  The unpaid 2011 override bonus of approximately $22,000 is included in accounts payable at December 31, 2011.

For the years ended December 31, 2011 and 2010, a company owned by the CEO’s spouse received $145,000 (composed of annual consulting fees of $120,000 and a bonus of $25,000) and $120,000, respectively.

Registered representatives licensed with WFG sold interests in Raike Real Estate Income Fund (“RRIF”) and received approximately $2,500 and $32,000 in commissions during the year ended December 31, 2011 and 2010, respectively.  RRIF is managed by a company owned by the CEO of WHI.

The Chief Operating Officer of WFG received a commission advance in the amount of $20,000 during 2011. This amount is included in other assets for the year ended December 31, 2011.

Pursuant to Exchange Act Rules 17a-3(a) and (a)(2), WFG and WHI have an expense sharing agreement in place.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and Southwest, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and Southwest turn over rapidly. Our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies.  Our total assets at December 31, 2011 were $3,693,357, of which $782,797 are cash and cash equivalents.  Our total assets at December 31, 2010 were $4,770,070, of which $968,716 was cash and cash equivalents.

WFG is subject to the SEC Uniform Net Capital Rule (“SEC Rule 15c3-1”), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2011, WFG had net capital of $562,625, which was $462,625 in excess of its required net capital of $100,000. WFG’s net capital ratio was 2.29 to 1. At December 31, 2010, WFG had net capital of $761,433, which was $661,433 in excess of its required net capital of $100,000. WFG’s net capital ratio was 1.95 to 1.

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

The Company's cash and cash equivalents decreased by $185,919 to $782,797 as of December 31, 2011, from $968,716 as of December 31, 2010.  This overall decrease was due to net cash used in operating activities of $77,898, cash used in investing activities of $13,986 and cash used in financing activities of $94,035.  For more information on the cash flows of the Company, please see the statement of cash flows included in the Company’s financial statements appearing elsewhere herein.

WHI’s ownership of its current office space at 117 Towne Lake Parkway, Suite 200, Woodstock, GA 30188 is subject to a mortgage note. The mortgage note has a 5-year balloon payment and matures in September 2014, amortized on a 25-year basis at a fixed rate of interest of 7.00%, and is collateralized by the property.  Mortgage payments and condo association fees for the office space are $6,770 and $4,700, respectively, and are payable monthly.

SECURITIES INVENTORY, LIABILITY FOR SECURITIES INVENTORY AND RELATED COMPENSATION ON PROFIT

The Company maintains an investment grade municipal bond inventory account for the purpose of inter-dealer trading. This inventory account is monitored on a daily basis for credit risk, market risk and collateralization purposes. This inventory is held in a segregated margin account at Southwest, the Company’s clearing firm.  This segregated margin account is collateralized by the Company’s clearing deposit account and additional funds, if needed, by Southwest.  The current interest rate environment has resulted in the Company receiving more interest during the carrying period than the amount paid out, a favorable cost to carry, on this trading account.

Of the approximate $686,000 and $67,000 of net realized gain on securities reflected on the statements of operation for the years ended December 31, 2011 and 2010, respectively, approximately $549,000 and $54,000, respectively, or approximately 80% was recorded as “compensation on trading profit” to reflect amounts paid and payable to brokers.

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

ITEM 8.

FINANCIAL STATEMENTS

The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

We have audited the accompanying consolidated balance sheets of Woodstock Holdings, Inc. (formerly known as Woodstock Financial Group, Inc., the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Woodstock Holdings, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Tampa, Florida

March 13, 2012

4868 West Gandy Boulevard i Tampa, Florida 33611 i 813.440.6380

WOODSTOCK HOLDINGS, INC.
Consolidated Balance Sheets
As of December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and cash equivalents	$ 782,797	$ 968,716
Clearing deposit	181,184	161,182
Securities inventory, at fair value	488,257	1,116,222
Realized trading profit and interest receivables	6,486	20,642
Commissions receivable	996,188	1,247,324
Furniture, fixtures, and equipment, at cost, net of accumulated depreciation
of $58,271 and $90,679, respectively	20,513	20,283
Building, at cost, net of accumulated depreciation
of $206,874 and $172,636, respectively	1,070,414	1,104,652
Other assets	147,518	131,049

Total assets	$ 3,693,357	$ 4,770,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 49,574	$ 98,798
Commissions payable	875,762	1,007,161
Preferred dividends payable	30,099	30,274
Liability for securities inventory	483,643	1,079,377
Mortgage note	922,993	939,000
Deferred revenue	356,250	375,000
Other liabilities	5,316	4,245

Total liabilities	2,723,637	3,533,855

Commitments and contingencies

Shareholders' equity:
Series A preferred stock, $.01 par value; 5,000,000 shares authorized,
86,500 shares issued and outstanding at December 31, 2011 and 2010, (redemption value of $865,000 at December 31, 2011 and 2010)	865	865
Common stock, $.01 par value; 50,000,000 shares authorized;
18,366,772 shares issued; 18,044,028 shares outstanding at December 31, 2011 and 18,066,772 shares issued; 17,744,028 shares outstanding at December 31, 2010	183,668	180,668
Additional paid-in capital	3,697,032	3,698,528
Accumulated deficit	(2,755,885)	(2,487,891)
Treasury stock, 323,244 shares and 322,744 shares at December 31, 2011 and 2010, respectively, carried at cost	(155,960)	(155,955)

Total shareholders' equity	969,720	1,236,215

Total liabilities and shareholders' equity	$ 3,693,357	$ 4,770,070

See accompanying notes to consolidated  financial statements.

WOODSTOCK HOLDINGS, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010

	2011	2010
OPERATING INCOME
Commission revenue	$ 11,949,335	$ 11,133,983
Interest income	360,674	280,085
Net realized gain on securities	686,020	67,429
Unrealized gain on securities	-	36,845
Other fees	905,698	1,188,625

Total operating income	13,901,727	12,706,967

OPERATING EXPENSES
Commissions to brokers	10,738,754	9,663,917
Selling, general, and administrative expenses	2,490,664	2,455,341
Compensation on trading profit	548,816	53,943
Clearing costs	147,354	160,473
Interest expense	132,550	79,094
Unrealized loss on securities	32,231	-
Other expenses	-	15,000

Total operating expenses	14,090,369	12,427,768

Net income (loss)	$ (188,642)	$ 279,199

Basic and diluted earnings (loss) per common share	$ (0.01)	$ 0.01

See accompanying notes to consolidated financial statements.

WOODSTOCK HOLDINGS, INC.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2011 and 2010

			Additional			Total
	Preferred	Common	Paid-in	Accumulated	Treasury	Shareholders'
	Stock	Stock	Capital	Deficit	Stock	Equity

Balance at December 31, 2009	$ 865	$ 179,418	$ 3,697,278	$ (2,548,481)	$ (155,955)	$ 1,173,125
Common stock dividends	-	-	-	(158,061)	-	(158,061)
Preferred stock dividends	-	-	-	(60,548)	-	(60,548)
Additional paid-in capital	-	-	1,250	-	-	1,250
Exercise of stock options	-	1,250	-	-	-	1,250
Net earnings	-	-	-	279,199	-	279,199

Balance at December 31, 2010	865	180,668	3,698,528	(2,487,891)	(155,955)	1,236,215
Common stock dividends	-	-	-	(19,008)	-	(19,008)
Preferred stock dividends	-	-	-	(60,344)	-	(60,344)
Redemption of preferred stock	-	-	(1,496)	-	(5)	(1,501)
Exercise of stock options	-	3,000	-	-	-	3,000
Net earnings	-	-	-	(188,642)	-	(188,642)

Balance at December 31, 2011	$ 865	$ 183,668	$ 3,697,032	$ (2,755,885)	$ (155,960)	$ 969,720

See accompanying notes to consolidated financial statements.

WOODSTOCK HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (188,642)	$ 279,199
Adjustments to reconcile net income (loss) to net cash
flows from operating activities
Depreciation	47,994	41,165
Unrealized loss (gain) on securities	32,231	(36,845)
Changes in operating assets and liabilities
Clearing deposit	(20,002)	(30,100)
Realized trading profit and interest receivables	14,156	(20,642)
Commissions receivable	251,136	(700,082)
Other assets	(16,469)	58,020
Accounts payable	(49,224)	32,925
Commissions payable	(131,399)	576,663
Deferred revenue	(18,750)	375,000
Other liabilities	1,071	738
Net cash flows from operating activities	(77,898)	576,041

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	(13,986)	(9,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	3,000	1,250
Principal payments on mortgage note	(16,007)	(14,928)
Additional paid in capital	-	1,250
Redemption of preferred stock	(1,501)	-
Common stock dividends	(19,008)	(158,061)
Preferred stock dividends	(60,519)	(60,548)
Net cash flows from financing activities	(94,035)	(231,037)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(185,919)	335,042
CASH AND CASH EQUIVALENTS, beginning of year	968,716	633,674
CASH AND CASH EQUIVALENTS, end of year	$ 782,797	$ 968,716

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Securities inventory obtained via financing through Southwest Securities, Inc.	$ 40,779,035	$ 5,170,199
Satisfaction of liability for securities inventory sold via Southwest Securities, Inc.	$ 41,374,769	$ 4,090,822

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST	$ 132,550	$ 79,094

See accompanying notes to consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(1)

Description of Business and Summary of Significant Accounting Policies

Business

Woodstock Holdings, Inc. (“WHI” or the “Company”) is a holdings company, engaged through a subsidiary in full service securities brokerage and investment banking since 1995.  Effective January 20, 2010, it reorganized into a holding company and changed our name, transferring the name Woodstock Financial Group, Inc. (“WFG”) to a newly established 100% owned broker dealer subsidiary.

The Company reports its financial position and results of operations for 2009 and earlier periods on a pre-reorganization basis.  For reporting periods beginning February 2010, it reports its position and results of operations on a consolidated basis.

WFG is a full service securities brokerage firm, which was incorporated in January 2010.  WFG is registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) in 50 states, Puerto Rico, Washington D.C., U.S. Virgin Islands, and also as a municipal securities dealer with the Municipal Securities Regulation Board.  WFG is also a United States Securities and Exchange Commission (“SEC”) Registered Investment Advisor and maintains advisory accounts through Fidelity Registered Investment Advisor Group, (“FRIAG”), an arm of Fidelity Investments and IMG (Investment Management Group, a division of Southwest Securities, Inc. (“Southwest”)).  The Company is subject to net capital and other regulations of the SEC.  WFG offers full service commission and fee-based money management services to individual and institutional investors.

WFG maintains a custody-clearing relationship with Southwest and these accounts are introduced to Southwest on a fully disclosed basis.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) on the accrual basis of accounting and to general practices within the broker-dealer industry.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Accordingly, actual results could differ from these estimates.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, clearing deposit, securities inventory and commissions receivable.

Cash and cash equivalents and the clearing deposit are deposited in various financial institutions. At times, amounts on deposit may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. From December 31, 2010, to December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the accounts, at all FDIC insured institutions. At December 31, 2011, all cash deposits were covered under the FDIC insurance limits.

WOODSTOCK HOLDINGS, INC.

Notes to the Consolidated Financial Statements

At December 31, 2011 and 2010, commissions receivable were approximately $996,000 and $1,247,000, respectively, and of that approximately $984,000 and $1,234,000, respectively, were due from Southwest.

Revenue Recognition and Commissions Receivable

WFG charges commissions and/or fees for customer transactions. These commissions and/or fees are charged within the guidelines of industry standards. Commissions are recorded on a trade date basis, which does not differ materially from settlement date basis.

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost.

Advertising

The Company recognizes advertising costs as incurred in selling, general and administrative expenses in the statement of operations. The amount of advertising expense recognized at December 31, 2011 and 2010 was approximately $2,000 and $4,000, respectively

Building and Furniture, Fixtures and Equipment

Building and furniture, fixtures and equipment are reported at cost, less accumulated depreciation. Depreciation of furniture, fixtures and equipment is computed using straight-line method over the estimated useful life of five years.  Depreciation of the building is computed using the straight-line method over the estimated useful life of 39 years.

The cost of maintenance and repairs, which do not improve or extend the useful life of the respective asset, is charged to earnings as incurred, whereas significant renewals and improvements are capitalized.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, Long Lived Assets, assets such as the building, are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review reveals an indicator of impairment, as determined based on estimated undiscounted cash flows, the carrying amounts of the related long-lived assets are adjusted to fair value. Management has determined there has been no impairment in the carrying value of its long-lived assets at December 31, 2011 and 2010.

Income Taxes

ASC 740, Income Taxes, provides guidance for how uncertain tax provisions should be recognized, measured, presented and disclosed in the financial statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more-likely-than-not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

WOODSTOCK HOLDINGS, INC.

Notes to the Consolidated Financial Statements

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more-likely-than-not that some or all of the deferred tax asset will not be realized.

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management is unaware of any material tax positions that do not meet the more-likely-than-not threshold as of December 31, 2011 and 2010.

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

Net Earnings Per Share

During the years ended December 31, 2011 and 2010, the Company had potential common stock issuances outstanding totaling 86,500 shares related to preferred stock.  The effect of the convertible preferred stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances has been excluded from the computation of net earnings per share for each year. Additionally, as of December 31, 2011, the Company had 200,000 options outstanding.  The effect of these options was also not considered due to their antidilutive effect.

Presented below is a summary of earnings (loss) per common share for the years ended December 31, 2011 and 2010:

	2011	2010

Weighted average common shares outstanding	18,044,028	17,744,028

Net earnings (loss)	$ (188,642)	$ 279,199
Preferred stock dividends	(60,344)	(60,548)

Net earnings (loss) attributable to common shareholders	$ (248,986)	$ 218,651

Net earnings (loss) per common share	$ (0.01)	$ 0.01

WOODSTOCK HOLDINGS, INC.

Notes to the Consolidated Financial Statements

Stock-Based Compensation

Until 2011, the Company had sponsored a stock-based incentive compensation plan for the benefit of certain employees.  The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation-Stock Compensation.  As of December 31, 2011, the Company has outstanding under the Plan, options to purchase 200,000 shares of the Company’s common stock, exercisable at $.01 per share. This plan has expired and options are no longer granted under this plan.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value. The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

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

Recent Accounting Pronouncements

ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU 2011-04 to allow for common fair value measurement and disclosure requirements in GAAP and IFRS. Consequently, the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements has changed. FASB does not intend for the changes to result in a change in the application of the requirements in the fair value standard. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, the Company’s third quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material impact on its financial statements and processes.

Reclassifications

Certain reclassifications have been made to the prior year balance in order to conform to the current year presentation.

WOODSTOCK HOLDINGS, INC.

Notes to the Consolidated Financial Statements

 (2)

Related Party Transactions

During the years ended December 31, 2011 and 2010, a company owned by the Chief Executive Officer (“CEO”) received consulting fees from WFG in the amount of approximately $166,000 each year.  In addition, our CEO is entitled to receive an override equal to 2.5% of revenues allocable to a company owned by the CEO which amounted to $341,000 and $314,000 for the years ended December 31, 2011 and 2010, respectively. Of the override bonus earned during the year ended December 31, 2011, approximately $356,000 was paid. Included in the paid override bonus is approximately $37,000 from payments that were earned in 2010. This liability was transferred to WFG during the reorganization and was paid during 2011.  The unpaid 2011 override bonus of approximately $22,000 is included in accounts payable at December 31, 2011.

For the years ended December 31, 2011 and 2010, a company owned by the CEO’s spouse received $145,000 (composed of annual consulting fees of $120,000 and a bonus of $25,000) and $120,000, respectively.

Registered representatives licensed with WFG sold interests in Raike Real Estate Income Fund (“RRIF”) and received approximately $2,500 and $32,000 in commissions during the years ended December 31, 2011 and December 31, 2010, respectively.  RRIF is managed by a company owned by the CEO of WHI.

The Chief Operating Officer of the WFG received a commission advance in the amount of $20,000 during 2011. This amount is included in other assets for the year ended December 31, 2011.

Pursuant to Exchange Act Rules 17a-3(a) and (a)(2), WFG and WHI have an expense sharing agreement in place.

(3)

Net Capital Requirements

WFG is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2011, WFG had net capital of $562,625, which was $462,625 in excess of its required net capital of $100,000. WFG’s net capital ratio was 2.29 to 1. At December 31, 2010, WFG had net capital of $761,433, which was $661,433 in excess of its required net capital of $100,000. WFG’s net capital ratio was 1.95 to 1.

(4)

Off-Balance Sheet Risk

Customer transactions are introduced and cleared through the Company’s clearing agent on a fully disclosed basis. Under the terms of its clearing agreement, the Company is obligated to make sure that its customers pay for all transactions and meet all maintenance requirements, if applicable, in a timely manner under Regulation-T of the Federal Reserve Board.

The Company engages in inter-dealer activity with various broker-dealers. The Company also trades riskless principal with various institutions, qualified buyers, and broker dealers. These transactions are affirmed/compared in a timely fashion to make sure all such counterparties fulfill their settlement obligations.

WOODSTOCK HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(5)

Income Taxes

The components of income tax expense for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010

Current	$ -	$ 112,860
Deferred	(68,271)	141,000
Change in valuation allowance	68,271	-
Use of operating loss carryforward	-	(253,860)

	$ -	$ -

The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010

Pretax earnings (loss) at statutory rate	$ (61,735)	$ 229,554
State income tax (benefit), net of federal benefit	(6,536)	24,306
Change in valuation allowance	68,271	-
Use of operating loss carryforward	-	(253,860)

	$ -	$ -

The components of deferred taxes at December 31, 2011 and 2010 are as follows:

	2011	2010

Deferred income tax assets:
Operating loss carryforwards	$ 373,600	$ 298,279
Deferred revenue	133,950	141,000

Total gross deferred income tax assets	507,550	439,279

Less valuation allowance	(507,550)	(439,279)

Net deferred tax	$ -	$ -

During 2011 and 2010, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

At December 31, 2011, the Company had net operating loss carryforwards for tax purposes of approximately $1.3 million which will expire beginning in 2022, if not previously utilized.

WOODSTOCK HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(6)

Mortgage Note

In September 2009, the Company refinanced the mortgage note on the current office space in Woodstock, Georgia.  The new note is a 5-year balloon maturing in September 2014, amortized on a 25-year basis at a fixed rate interest rate of 7.00%, and is collateralized by the building.

The Company paid condo association fees of approximately $55,000 and $56,000 for the years ended December 31, 2011 and 2010, respectively.

Scheduled principal payments due on the mortgage note as of December 31, 2011 are as follows:

Years ending December 31:
2012	$ 16,993
2013	18,407
2014	887,593
$ 922,993

(7)

Selling, General and Administrative Expenses

Components of selling, general and administrative expenses which are greater than 1% of total revenues for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010

Consultant Fees	$ 730,662	$ 808,099
Gross Pay/Salaries/Admin	633,172	530,633
Legal / Professional Fees	262,404	*

*Expense did not represent 1% or more of total revenues.

 (8)

Securities Inventory, Liability for Securities Inventory and Related Compensation on Profit

The Company maintains an investment grade municipal bond inventory account for the purpose of inter-dealer trading. This inventory account is monitored on a daily basis for credit risk, market risk and collateralization purposes. This inventory is held in a segregated margin account at Southwest, the Company’s clearing firm.  This segregated margin account is collateralized by the Company’s clearing deposit account and additional funds needed by Southwest.  The current interest rate environment has resulted in the Company receiving more interest during the carrying period than the amount paid out, a favorable cost to carry, on this trading account.

Of the approximate $686,000 and $67,000 of net realized gain on securities reflected on the statements of operation for the years ended December 31, 2011 and 2010, respectively, approximately $549,000 and $54,000, respectively, or approximately 80% was recorded as “compensation on trading profit” to reflect amounts paid and payable to brokers.

WOODSTOCK HOLDINGS, INC.

Notes to the Consolidated Financial Statements

 (9)

Shareholders’ Equity

Stock Option Plan

Until 2011 the Company had a stock option plan for the benefit of certain employees.  The Board of Directors approved a total of 7.6 million shares to be available for potential future option grants.

During October 2009, the Company granted a total of 500,000 options as part of an employment and compensation package with a strike price of $.01. The market value of the Company’s stock was $.015 per share at the time of grant. These options will vest 100,000 shares each year, over five years starting in 2009. The fair value of these options, using the Black-Scholes pricing model was $.015 per share. The Company previously recognized expense related to these options of $7,500 in the fourth quarter of 2009.

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

No stock options were granted in 2011. As of the filing date of this Form 10-K, the Company has outstanding under the plan, options to purchase 200,000 shares of the Company’s common stock, exercisable at $.01 per shares. This plan has expired and options are no longer granted under this plan.

The Company used the following assumptions in estimating the fair value of the option awards:

Assumptions in estimating the fair value of options awarded:
Expected volatility	.5%
Risk-free interest rate	4.99%
Expected life	10 years
Dividend yield	0%

A summary of activity in the stock option plan is presented below:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding and exercisable, Beginning of year	2,457,000	$ 0.01	2,357,000	$ 0.01
Vested during the year	100,000	$ 0.01	225,000	$ 0.01
Exercised	(300,000)	$ 0.01	(125,000)	$ 0.01
Expired during the period	(2,257,000)		-
Outstanding and exercisable, end of year	-	$ 0.01	2,457,000	$ 0.01

WOODSTOCK HOLDINGS, INC.

Notes to the Consolidated Financial Statements

The total intrinsic value of options outstanding and exercisable as of December 31, 2011 and 2010 was $0 and $2,457, respectively.

2001 Series A Preferred Stock

The 2001 Series A Preferred Stock pays a cumulative annual dividend of $.70 per share.  Each share of 2001 Series A Preferred Stock is convertible into five shares of common stock at the option of the holder.  Each share of preferred stock is mandatorily convertible into five shares of common stock upon the filing of a public offering registration statement or a change in control (as defined).  The Company may redeem the 2001 Series A Preferred Stock by giving 30-day’s notice to the preferred stockholders for a redemption price of $10.00 per share, plus unpaid dividends through the redemption date.  Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders.  The 2001 Series A Preferred Stock has no voting rights.  As of December 31, 2011 and 2010, there were no preferred dividends in arrears. For the year ended December 31, 2011, the Company did not purchase any of their equity securities, except on May 27, 2011 the Company repurchased 500 shares of Series A Preferred Stock at the cost of $1,500.

 (10)

Employee Retirement Plan

The Company has established a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE IRA). Employees who receive at least $5,000 of compensation for the calendar year are eligible to participate. The Company matches employee contributions dollar for dollar up to three percent of the employee’s compensation.  Total contributions for any employee are limited by certain regulations.  During 2011 and 2010, the Company contributed approximately $12,000 and $10,200, respectively, to the plan.

(11)

Fair Value

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Securities inventory	$ -	$ 488,257	$ -	$ 488,257

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Securities inventory	$ -	$ 1,116,222	$ -	$ 1,116,222

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

WOODSTOCK HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(12)

Commitments and Contingencies

Through the ordinary course of business, the Company has entered into contractual agreements, generally cancelable upon 60 to 180 day’s written notice, with outside vendors and service providers for various administrative related products and services. As discussed in Note 2, Related Party Transactions, the Company has an expense sharing agreement with WFG.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time that may harm the Company’s business.

As of the date of this report, other than routine litigation arising from the ordinary course of business, which the Company does not expect to have a material adverse effect on the Company, there is no pending legal proceedings.

(13)

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through March 13, 2012; the date of this audit report which is also the date the financial statements were available for issue.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding our directors and executive officers.

NAME	AGE	POSITION
William J. Raike, III	53	Chairman, President and CEO
Melissa L. Whitley	35	Treasurer, CFO and Director
Morris L. Brunson	75	Director
Geoffrey T. Chalmers	76	Director

Directors of the Company are elected each year to serve for a period of one year and until their successors are elected and shall qualify. Executive officers of the Company serve until the board determines that their services are no longer desired.

William J. Raike, III, Chairman, President and CEO (Since 1995)

Mr. Raike has been licensed in the financial services industry for approximately 28 years.  His brokerage career began as a financial representative in 1985 with a FINRA member brokerage headquartered in Denver, Colorado.  In 1988, Mr. Raike accepted a position as Vice President and Branch Manager of the Atlanta, Georgia regional office. He later joined Davenport & Company, a NYSE member firm headquartered in Richmond, Virginia.  Mr. Raike subsequently owned an independently operated branch office of a FINRA member firm.  Mr. Raike formed Raike Financial Group, Inc. in March of 1995. Mr. Raike currently holds positions as Chairman of the Board, CEO and President.

Mr. Raike is the President, CEO and Chairman of the Board of WFG, a wholly owned subsidiary of WHI.  WHI is engaged through WFG, in full service securities brokerage and investment banking.  Mr. Raike’s qualifications include licensing in various capacities including; Series 4 (Registered Options Principal), 7 (General Securities Representative), 24 (General Securities Principal), 55 (Equity Trader), 63 (State Securities License) and 65 (Investment Advisor).

Melissa L. Whitley, Treasurer, CFO and Director (Since 2003)

Mrs. Whitley has been with WHI since its inception in March 1995. Prior to joining Woodstock, she was the operations manager of an independently owned OSJ brokerage firm. Mrs. Whitley has served in several capacities during her tenure at WHI including: trading operations, administrative operations, as well as accounting and payroll.

Mrs. Whitley currently holds a Series 27 Financial Operations Principal License and is the CFO and a director of WFG, a wholly owned subsidiary of WHI.  Mrs. Whitley has been in the brokerage industry for 16 years and has been licensed for over 11 years.  WHI is engaged through WFG, in full service securities brokerage and investment banking.

Morris L. Brunson, Director (Since 1995)

Mr. Brunson graduated from Berry College in 1958 with a degree in Business Administration with a concentration in Accounting. His career has been spent in the accounting and financial areas primarily in the health care business. He was the Accounting Manager for Floyd Medical Center, a Cost Accountant for Ledbetter Construction Co. and has held several positions at the American Red Cross and the United Way. He retired from the firm in 1998 and currently resides in Georgia.

Mr. Brunson’s qualifications include senior financial management experience, with emphasis on accounting and cost controls. His attributes as a Board member include the ability to communicate positively with management on key financial and disclosure issues involving the company.

Geoffrey T. Chalmers, Director (Since 2003)

Mr. Chalmers is a graduate of Harvard College, Columbia Law School (LLB) and New York University (MBA). He has been a practicing attorney for over 35 years in corporate and securities law, having acted as general counsel to several public and private companies, including broker dealers. He is engaged in private practice.

Mr. Chalmers’ qualifications include several advanced degrees in law and finance from major U.S. Universities as well as a FINRA supervisor’s license. To his service as a Board member he brings the attributes of maturity and skills at identifying major issues and problems affecting the Company and providing a context in which they can be discussed and resolved.

CORPORATE GOVENERNANCE

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Georgia and our By-Laws. Members of the Board are kept informed of our business through discussions with the CEO and other key members of management, by reviewing materials provided to them by management.

BOARD LEADERSHIP STRUCTURE

The Chairman of the Board presides at all meetings of the Board. Currently, the offices of Chairman of the Board and CEO are not separated, as our CEO is also Chairman of the Board. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and CEO. The Board believes that ultimately the separation of the offices of the Chairman of the Board and CEO is likely to be part of the succession planning process and that it is in the best interests of the Company to make this determination from time to time.

COMMITTEES

The Board of Directors has designated an Audit Committee of the Board of Directors, consisting of one member, that will review the scope of accounting audits, review with the independent auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, review with the independent auditors their final report and the overall accounting and financial controls and be available to the independent auditors during the year for consultation purposes. The Board of Directors has also designated a Compensation Committee of the Board of Directors consisting of two Directors, which will review the performance of senior management, recommend appropriate compensation levels and approve the issuance of stock options pursuant to the Company's stock option plan. All Directors and officers of the Company serve until their successors are duly elected and qualify.

The sole member of the Company’s independent Audit Committee consists of Morris L. Brunson, who is an “audit committee financial expert” within the applicable definition of the Securities and Exchange Commission.

The Compensation Committee consists of Morris L. Brunson and William J. Raike, III. The Compensation Committee, which currently has no charter, has such powers and functions as may be assigned to it by the Company Board from time to time.

NOMINATING COMMITTEE

The Board of Directors has acted as the nominating committee for the Company and no separate nominating committee has been formed to date.

Director Qualifications

While the members of the Company Board have not established specific minimum qualifications for director candidates, the candidates for Company Board membership should have the highest professional and personal ethics and values, and conduct themselves consistent with our Code of Ethics.

Code of Ethics

We adopted a code of ethics in October 2004, which applies to our principal executive officer, principal financial officer, directors and persons with similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. The Company is not aware of any late filings or lack of filings by covered persons for 2011.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the years ended December 31, 2011 and 2010 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2011; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2011 with compensation during fiscal year ended 2011 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2011.

	Fiscal Year	Salary	Override Bonus	Stock Award	Options Awards (1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (2) (3)	Total
William J. Raike, III	2011	$ 166,000	$ 341,000	$ -0-	$ -0-	$ -0-	$ -0-	$ 54,000	$ 561,000
William J. Raike (4)	2010	166,000	314,000	-0-	-0-	-0-	-0-	1,300	54,000

(1)

ASC 718, Stock Based Compensation,  requires the company to determine the overall full grant date fair value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and options become vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options.  For a description of ASC 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10 K.

(2)

Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)

Includes compensation for service as a director described under Director Compensation, below.

(4)

Mr. Raike receives annual fees of $166,000 which do not include consulting fees of $120,000 per annum paid to a company owned by Mr. Raike’s spouse.  Mr. Raike also receives an override equal to 2.5% of the Company’s revenues. Of the override earned during the year ended December 31, 2011 of $341,000, an additional $37,000 was paid to Mr. Raike in 2011 from the override of $314,000 that was earned in 2010. The Company’s accounts payable at December 31, 2011 include $22,000 of unpaid override bonus due to Mr. Raike, which will be paid in 2012.

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2011 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

EXECUTIVE OFFICER OUTSTANDING EQUITY AWARDS AT YEAR-END

There were no common share purchase options, stock awards or equity incentive plan awards held by any of our named executive officers as of December 31, 2011.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

William J. Raike, III, CEO and President of the Company has no employment contract with the Company.  Mr. Raike receives a salary at the rate of $166,000 per annum, plus an override equal to 2 ½% of the Company’s revenues. The foregoing does not include consulting fees of $120,000 per annum paid to Mr. Raike’s spouse. Mr. Raike has not received any stock options or restricted awards during the past three years.

REVIEW OF RISKS ARISING FROM COMPENSATION POLICIES AND PRACTICES

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

Cash Fees

Morris L. Brunson and Geoffrey T. Chalmers each serve as non-executive directors of the Company. For the years ended December 31, 2011 and 2010, Mr. Brunson received nominal cash compensation from the

Company for serving on the board of directors. For the years ended December 31, 2011 and 2010, Mr. Chalmers received no cash compensation from the Company for serving on the board of directors. However, Mr. Chalmers did receive legal fees earned of $21,886 and $48,124 for the years ended December 31, 2011 and 2010, respectively.

Travel Expenses

All directors are reimbursed for their reasonable out of pocket expenses associated with attending Board meetings.

2011 Compensation

The following table shows the overall compensation earned for the 2011 year with respect to each non-employee and non-executive directors of the Company.

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Morris L. Brunson, Director	$250	$-0-	$-0-	$-0-	$-0-	$-0-	$250

Geoffrey T. Chalmers, Director	-0-	-0-	-0-	-0-	-0-	21,886	21,886

(1)

Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

INDEMNIFICATION; DIRECTOR AND OFFICER LIABILITY INSURANCE

Our articles of incorporation provide for indemnification of Directors and officers as well as our by-laws which provide for indemnification to the full extent provided by law. Section 14-2-832 of the Georgia Business Corporation Act permits (and our  Certificate of Incorporation and Bylaws authorize) indemnification  of  our directors and officers  and officers and directors of another corporation, partnership, joint venture,  trust, or other enterprise who serve at the request of the Company, against expenses, including attorney’s fees, judgments, fines and amounts paid in settlement  actually and reasonable  incurred by such person in connection  with any action, suit or proceeding in which such person is a party by reason of such person  being or having been a director or officer of the  Company  or at our request, if the Director conducted himself or herself in good faith and in a manner he or she reasonably believed  to be in or not opposed to  our  best  interests and with respect to any  criminal  action or  proceeding, had no reasonable  cause to believe his or her conduct was unlawful.  We may not indemnify an officer or a Director with respect to any claim, issue or matter as to which he or she  shall have been adjudged to be liable to us, unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case,  the officer or Director   is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper.  These documents provide that to the extent that an officer or director is successful  on the merits or otherwise in defense on the merits or otherwise in defense of any action,  suit or proceeding  with  respect to which such  person is entitled to indemnification,  or in  defense  of any claim,  issue or matter therein,  such person is entitled to be  indemnified  against expenses,  including  attorney's fees, actually and reasonably incurred by him in connection therewith.

The by-laws provide that none of our Directors  shall be personally liable to us  or our shareholders for monetary damages for breach of duty of care or other duty as a director, except for liability (i) for any appropriation, in violation of his or her  duties, of any business opportunity of the corporation; (ii) for acts or omissions which involve intentional misconduct or a knowing violation of the law; (iii) for the types of liability set forth in Section 14-2-832 of the Georgia Business Corporation  Code; or (iv) for any transaction from which the director received an improper personal benefit.  If the Georgia Business Corporation Code is amended after the effective date of this Article to authorize corporate action further limiting the personal liability of directors, then the liability of a Director shall be limited to the fullest extent permitted by the Georgia Business Corporation Code, as so amended.  The by-laws further provide that any repeal or modification of this provision by the shareholders of the corporation shall not adversely affect any right or protection of a Director existing at the time of such repeal or modification.

No director and officer liability insurance is in place to cover our officers or Directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

The following table sets forth the record ownership of our Common Stock as of February 28, 2012, as to (i) each person or entity who owns more than five percent (5%) of any class of our Securities (including those shares subject to outstanding options), (ii) each officer and director of the Company, and (iii) all officers and directors of the Company as a group.

Name	Shares Owned	Percent of Class
William J. Raike III (1)	14,672,000	81.3%
Melissa L. Whitley	40,000	*
Morris L. Brunson	-0-	-0-
Geoffrey. Chalmers	-0-	-0-
Officers and Directors as a group (six persons) (1) (2)	14,712,000	81.5%

* Represents less than 1% of outstanding shares of common stock.

(1)   Does not include 140,000 shares owned by his wife. In the event Mr. Raike were deemed a beneficial owner of the shares owned by his wife, he would beneficially own 14,812,000 shares or 82.1% of the outstanding shares.

(2)  Officers and directors as a group do not include 140,000 shares owned by Mr. Raike’s wife. In the event all officers and directors as a group were to includes these 140,000 shares, officers and directors as a group would beneficially own 14,852,000 shares, representing 82.3% of the outstanding shares. In the event this group were to include officers of the subsidiary who beneficially own 625,000 shares (including options to purchase 200,000 shares at $.01 per share), then officers and directors as a group would beneficially own 15,477,000 shares, representing 84.8% of the outstanding shares.

To the best of our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, subject to community property laws where applicable.  Other than Common Stock, we have no class of stock entitled to vote on general corporate matters.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Until 2011, the Company had a stock option plan for the benefit of certain employees.  There were a total of 125,000 stock options granted in 2010 and 500,000 stock options granted during 2009. No stock options were granted in 2011. As of the filing date of this Form 10-K, the Company has outstanding under the Plan, options to purchase 200,000 shares of the Company’s Common Stock, exercisable at $.01 per share. This plan has expired and options are no longer granted under this plan. See Item 5 for additional information.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2011 and 2010, a company owned by the CEO received consulting fees from WFG in the amount of approximately $166,000 each year.  In addition, our CEO is entitled to receive an override equal to 2.5% of revenues allocable to a company owned by the CEO which amounted to $341,000 and $314,000 for the years ended December 31, 2011 and 2010, respectively. Of the override bonus earned during the year ended December 31, 2011, approximately $356,000 was paid. Included in the paid override bonus is approximately $37,000 from payments that were earned in 2010. This liability was transferred to WFG during the reorganization and was paid during 2011.  The unpaid 2011 override bonus of approximately $22,000 is included in accounts payable at December 31, 2011.

For the years ended December 31, 2011 and 2010, a company owned by the CEO’s spouse received $145,000 (composed of annual consulting fees of $120,000 and a bonus of $25,000) and $120,000, respectively.

Registered representatives licensed with WFG sold interests in Raike Real Estate Income Fund (“RRIF”) and received approximately $2,500 and $32,000 in commissions during the years ended December 31, 2011 and December 31, 2010, respectively.  RRIF is managed by a company owned by the CEO of WHI.

The Chief Operating Officer of the WFG received a commission advance in the amount of $20,000 during 2011. This amount is included in other assets for the year ended December 31, 2011.

Pursuant to Exchange Act Rules 17a-3(a) and (a)(2), WFG and WHI have an expense sharing agreement in place.

Director Independence

Under the National Association of Securities Dealers Automated Quotations definition, an “independent director” means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the

NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the Company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company’s outside auditor. Under the foregoing definition of independent, Management has determined that Morris L. Brunson is an independent director of the Company.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors, Accell Audit and Compliance, P.A. (“Accell”), for the last two fiscal years.

	2011	2010
Audit fees	$ 40,000	$ 34,475
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$ 40,000	$ 34,475

The fees billed by Accell were pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company’s independent accountants and may not engage the independent accountants to perform any prohibited non-audit services. For 2011 and 2010, 100% of the fees incurred were pre-approved.

AUDIT FEES

The fees billed by Accell for professional services rendered in connection with the (i) audit of the Company’s annual financial statements for 2011 and 2010, and (ii) review of the financial statements included in the Company’s quarterly filings on Form 10-Q and annual filings on Form 10-K during those fiscal years.

AUDIT RELATED FEES

There were no audit-related fees, other than the audit fees, paid to Accell during 2011 or 2010.

TAX FEES

There were no tax fees paid to Accell during 2011 or 2010.

ALL OTHER FEES

There were no other fees paid to Accell during 2011 or 2010.

ITEM 15.

EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Incorporation, as amended. (Incorporated by reference to Form 10-SB/A filed with the Securities and Exchange Commission on May 21, 2002.)
3.2	Articles of Amendment filed in the State of Georgia on April 21, 2003. (Filed herewith.)
3.3	Articles of Correction filed in the State of Georgia on June 8, 2007. (Filed herewith.)
3.4	By-Laws. (Incorporated by reference to Form 10-SB/A filed with the Securities and Exchange Commission on May 21, 2002.)
14.1	Code of Ethics for Officers of Woodstock Financial Group, Inc. dated October 15, 2004. (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2004.)
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a). (Filed herewith.)
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a). (Filed herewith.)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instant Document

101.SCH	Document, XBRL Taxonomy Extension. (Filed herewith.)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition. (Filed herewith.)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels. (Filed herewith.)
101.LAB	Linkbase, XBRL Taxonomy Extension. (Filed herewith.)
101.PRE	Presentation Linkbase. (Filed herewith.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

WOODSTOCK HOLDINGS, INC.

By:	/s/ William J. Raike, III
William J. Raike, III
President and Principal
Executive Officer

By:	/s/ Melissa L. Whitley
Melissa L. Whitley
Principal Financial Officer
Date:	March 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William J. Raike, III
William J. Raike, III
President and Chief Executive Officer, Director
(Principal Executive Officer)
Date: March 20, 2012

/s/ Melissa L. Whitley
Melissa L. Whitley
Treasurer, Chief Financial Officer and Director
Date: March 20, 2012

/s/ Morris L. Brunson
Morris L. Brunson
Director
Date: March 20, 2012

/s/ Geoffrey T. Chalmers
Geoffrey T. Chalmers
Director
Date: March 20, 2012