Form 10-Q
period 2012-03-31
WOODSTOCK HOLDINGS INC.
filed 2012-05-11
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

COMMISSION FILE NUMBER: 000-32997

Woodstock Holdings, Inc.

(Exact name of registrant as specified in its charter)

Georgia	6211	58-2161804
(State of Jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

117 Towne Lake Pkwy, Ste 200 Woodstock, Georgia	30188
(Address of principal executive offices)	(Zip Code)

770-516-6996

(Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file).

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,044,028 shares of common stock, $.01 par value per share, outstanding as of May 2, 2012.

WOODSTOCK HOLDINGS, INC.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

WOODSTOCK HOLDINGS, INC.

Consolidated Balance Sheets

	March 31, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
Cash and cash equivalents	$ 686,000	$ 782,797
Clearing deposit	181,184	181,184
Securities inventory, at fair value	587,714	488,257
Realized trading profit and interest receivables	15,265	6,486
Commissions receivable	1,170,598	996,188
Furniture, fixtures, and equipment, at cost, net of accumulated depreciation of $16,070 and $58,271, respectively	19,024	20,513
Building, at cost, net of accumulated depreciation of $189,780 and $206,874, respectively	1,062,386	1,070,414
Other assets	143,688	147,518

Total assets	$ 3,865,859	$ 3,693,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 72,933	$ 49,574
Commissions payable	1,004,831	875,762
Preferred dividends payable	15,050	30,099
Liability for securities inventory	578,278	483,643
Mortgage note	918,773	922,993
Deferred revenue	337,500	356,250
Other liabilities	10,029	5,316

Total liabilities	2,937,394	2,723,637

Commitments and contingencies

Shareholders' equity:
Series A preferred stock, $.01 par value; 5,000,000 shares authorized, 86,500 shares issued and outstanding at March 31, 2012 and December 31, 2011, (redemption value of $865,000 at March 31, 2012 and December 31, 2011)	865	865
Common stock, $.01 par value; 50,000,000 shares authorized; 18,366,772 shares issued; 18,044,028 shares outstanding at March 31, 2012 and December 31, 2011	183,668	183,668
Additional paid-in capital	3,697,032	3,697,032
Accumulated deficit	(2,797,140)	(2,755,885)
Treasury stock, 323,244 shares at March 31, 2012 and December 31, 2011, carried at cost	(155,960)	(155,960)

Total shareholders' equity	928,465	969,720

Total liabilities and shareholders' equity	$ 3,865,859	$ 3,693,357

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

Consolidated Statements of Operations

(unaudited)

For the Three Months Ended March 31, 2012 and 2011

	2012	2011
OPERATING INCOME
Commission revenue	$ 3,243,045	$ 2,806,046
Interest income	74,435	98,777
Net realized gain on securities	134,731	210,889
Unrealized gain on securities	4,822	-
Other fees	290,206	277,093

Total operating income	3,747,239	3,392,805

OPERATING EXPENSES
Commissions to brokers	2,877,563	2,524,766
Selling, general, and administrative expenses	717,564	603,593
Compensation on trading profit	110,992	148,476
Clearing costs	33,898	34,411
Interest expense	33,427	31,434
Unrealized loss on securities	-	8,461

Total operating expenses	3,773,444	3,351,141

Net income (loss)	$ (26,205)	$ 41,664

Basic and diluted earnings (loss) per common share	$ (0.00)	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Three Months Ended March 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (26,205)	$ 41,664
Adjustments to reconcile net income (loss) to net cash
flows from operating activities
Depreciation	9,517	10,517
Unrealized loss (gain) on securities	(4,822)	8,461
Changes in operating assets and liabilities
Clearing deposit	-	(20,002)
Realized trading profit and interest receivables	(8,779)	4,115
Commissions receivable	(174,410)	416,737
Other assets	3,830	(17,840)
Accounts payable	23,359	(50,807)
Commissions payable	129,069	(326,461)
Deferred revenue	(18,750)	-
Other liabilities	4,713	(104)
Net cash flows from operating activities	(62,478)	66,280

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	-	(2,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage note	(4,220)	(4,118)
Common stock dividends	-	(19,008)
Preferred stock dividends	(30,099)	(30,274)
Net cash flows from financing activities	(34,319)	(53,400)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(96,797)	9,954
CASH AND CASH EQUIVALENTS, beginning of year	782,797	968,716
CASH AND CASH EQUIVALENTS, end of year	$ 686,000	$ 978,670

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Securities inventory obtained via financing through Southwest Securities, Inc.	$ 12,870,758	$ 11,489,197
Satisfaction of liability for securities inventory sold via Southwest Securities, Inc.	$ 12,776,123	$ 11,601,605

SUPPLEMENTAL DISCLOSURE OF CASH PAID
FOR INTEREST	$ 33,427	$ 31,434

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

(1)

Description of Business and Summary of Significant Accounting Policies

Business

Woodstock Holdings, Inc. (the “Company” or "WHI") is a holding company and it has no business operations except for those conducted through Woodstock Financial Group, Inc. (“WFG”), its wholly-owned subsidiary. All references in this Form 10Q to the business of the Company refer to the operations of WFG, unless the context indicates otherwise. WFG has been a full service securities brokerage and investment banking business since 1995.   The Company’s website address is www.woodstockholdingsinc.com and WFG’s website is www.woodstockfg.com.

The Company has been registered since 2002 as a United States Securities and Exchange Commission (“SEC”) reporting company (File No. 0-32997). The Company reported its financial position and results of operations for 2009 and earlier periods on a pre-reorganization basis.  For reporting periods beginning February 2010, we report our position and results of operations on a consolidated basis.

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

WFG trades equity securities on an agency only basis and it trades bonds and other instruments on a principal and/or agency basis on various exchanges. WFG maintains selling agreements with mutual fund families and insurance companies offering load and no load funds, annuities and insurance products.

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

Cash and cash equivalents and the clearing deposit are deposited in various financial institutions. At times, amounts on deposit may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. From December 31, 2010 to December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the accounts, at all FDIC insured institutions. At March 31, 2012, all cash deposits were covered under the FDIC insurance limits.

At March 31, 2012 and December 31, 2011, commissions receivable were approximately $1,171,000 and $996,000, and of that approximately $1,155,000 and $984,000 were due from Southwest, respectively.

Revenue Recognition and Commissions Receivable

WFG charges commissions and/or fees for customer transactions. These commissions and/or fees are charged within the guidelines of industry standards.  Commissions are recorded on a trade date basis, which does not differ materially from the settlement date basis.

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, Long Lived Assets, assets such as the building, are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review reveals an indicator of impairment, as determined based on estimated undiscounted cash flows, the carrying amounts of the related long-lived assets are adjusted to fair value. Management has determined there has been no impairment in the carrying value of its long-lived assets at March 31, 2012 and December 31, 2011.

Income Taxes

ASC 740, Income Taxes, provides guidance for how uncertain tax provisions should be recognized, measured, presented and disclosed in the financial statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more-likely-than-not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more-likely-than-not that some or all of the deferred tax asset will not be realized.

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management is unaware of any material tax positions that do not meet the more-likely-than-not threshold as of March 31, 2012 and December 31, 2011.

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

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

Stock-Based Compensation

Until 2011, the Company had sponsored a stock-based incentive compensation plan for the benefit of certain employees.  The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation-Stock Compensation.  As of March 31, 2012 the Company has outstanding under the Plan, options to purchase 200,000 shares of the Company’s common stock, exercisable at $.01 per share. This plan has expired and options are no longer granted under this plan.

Net Earnings Per Share

During the three months ended March 31, 2012 and 2011, the Company had potential common stock issuances of 86,500 shares relating to outstanding shares of preferred stock.  The effect of the convertible preferred stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances has been excluded from the computation of net earnings per share for each year.

Presented below is a summary of earnings (loss) per common share for the three months ended March 31, 2012 and 2011:

	2012	2011

Weighted average common shares outstanding	18,044,028	17,744,028

Net earnings (loss)	$ (26,205)	$ 41,664
Preferred stock dividends	(15,050)	(15,137)

Net earnings (loss) attributable to common shareholders	$ (41,255)	$ 26,527

Net earnings (loss) per common share	$ (0.00)	$ 0.00

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

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU 2011-04 to allow for common fair value measurement and disclosure requirements in GAAP and IFRS. Consequently, the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements has changed. FASB does not intend for the changes to result in a change in the application of the requirements in the fair value standard. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, the Company’s third quarter of fiscal 2012. The Company adopted ASU 2011-04 on January 1, 2012 and it did not have a material impact on the Company’s financial statements or the processes.

Reclassifications

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

(2)

Related Party Transactions

During the quarters ended March 31, 2012 and 2011, the Chief Executive Officer (“CEO”) received compensation from WFG in the amount of approximately $41,500 each quarter.  In addition, WFG pays an override equal to 2.5% of revenues to the CEO.  During the quarters ended March 31, 2012 and 2011, the earned override bonus was approximately $92,800 and $83,700, respectively.  Of the override bonus earned during the quarters ended March 31, 2012 and 2011, approximately $84,200 and $99,100 was paid, respectively.  Included in the paid override bonus is approximately $22,000 and $37,000 from payments that were earned in 2011 and 2010, respectively.  The unpaid portion of the 2012 override bonus of approximately $31,000 is included in accounts payable at March 31, 2012.

A company owned by the CEO’s spouse also receives consulting fees of $120,000 annually.

Registered representatives licensed with WFG sold interests in Raike Real Estate Income Fund (“RRIF”) and received approximately $2,500 in commissions during the three months ended March 31, 2011.  There were no interests sold in Raike Real Estate Income Fund (“RRIF”) during the three months ended March 31, 2012.  RRIF is managed by a company owned by the CEO of WHI.

Pursuant to Exchange Act Rules 17a-3(a) and (a)(2), WFG and WHI have an expense sharing agreement in place.

(3)

Net Capital Requirements

The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At March 31, 2012, the Company had net capital of $514,229, which was $414,229 in excess of its required net capital of $100,000.  The Company’s net capital ratio was 2.77 to 1.

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

(5)

Income Taxes

The Company has recorded $0 income tax expense in the three months ended March 31, 2012 and 2011 due to the Company recording a 100% valuation allowance on the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

The major components of the deferred tax asset at March 31, 2012 and December 31, 2011 are operating loss carryforwards, deferred revenue and stock based compensation expense.

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

The Company paid a monthly condo association fee of approximately $14,000 for the three months ended March 31, 2012 and 2011, respectively.

Scheduled principal payments due on the mortgage note as of March 31, 2012 are as follows:

For the remainder of 2012	$ 12,773
2013	18,407
2014	887,593
$ 918,773

(7)

Selling, General and Administrative Expenses

Components of selling, general and administrative expenses which are greater than 1% of total revenues for the three months ended March 31, 2012 and 2011 are as follows:

	2012	2011

Gross Pay/Salaries/Admin	$ 327,859	$ 155,260
Consultant Fees	44,659	189,016
Payroll Services	44,167	*
Legal / Professional Fees	*	59,106

*Expense did not represent 1% or more of total revenues.

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

No stock options were granted in 2012. As of the filing date of this Form 10-Q, the Company has outstanding under the plan, options to purchase 200,000 shares of the Company’s common stock, exercisable at $.01 per shares. This plan has expired and options are no longer granted under this plan.

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

The Company used the following assumptions in estimating the fair value of the option awards:

Assumptions in estimating the fair value of options awarded:
Expected volatility	.5%
Risk-free interest rate	4.99%
Expected life	10 years
Dividend yield	0%

A summary of activity in the stock option plan is presented below:

	Year Ended		Year Ended
	March 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding and exercisable, Beginning of year	-	$ 0.01	2,457,000	$ 0.01
Vested during the year	-	$ 0.01	100,000	$ 0.01
Exercised	-	$ 0.01	(300,000)	$ 0.01
Expired during the period	-		(2,257,000)
Outstanding and exercisable, end of year	-	$ 0.01	-	$ 0.01

The total intrinsic value of options outstanding and exercisable as of March 31, 2012 and December 31, 2011 was not considered material to the financial statements.

2001 Series A Preferred Stock

The Preferred Stock pays a cumulative annual dividend of $.70 per share. Each share of Preferred Stock is convertible into five shares of common stock at the option of the holder. Each share of Preferred Stock is mandatorily convertible into five shares of common stock upon the filing of a public offering registration statement or a change in control (as defined). The Company may redeem the Preferred Stock by giving 30-days notice to the preferred stockholders for a redemption price of $10.00 per share, plus unpaid dividends through the redemption date.  Upon voluntary or involuntary dissolution of the Company, the preferred stockholders will receive $10.00 per share prior to the distribution of any amounts to common shareholders. The Preferred Stock has no voting rights.  As of March 31, 2012 and December 31, 2011, there were no preferred dividends in arrears.  For the year ended December 31, 2011, the Company did not purchase any of their equity securities, except on May 27, 2011 the Company repurchased 500 shares of Series A Preferred Stock at the cost of $1,500.

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

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

(11)

Fair Value

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total

Securities inventory	$ -	$ 587,714	$ -	$ 587,714

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Securities inventory	$ -	$ 488,257	$ -	$ 488,257

There were no transfers between levels from December 31, 2011 to March 31, 2012.

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

(13)

Subsequent Events

Since August 2010, the Company has a branch office that has accounted for a material portion of the Company’s revenues. For 2011, this branch office accounted for approximately $5.1 million of the Company’s revenues. The Company and the principal members of this branch office have agreed that the branch office will no longer be associated with the Company on or about the filing date of this Form 10-Q. Management believes that while the loss of revenues will be material and that the Company will seek to replace all or part of the loss of revenue with the addition of one or more new branch offices, the loss of the branch office will not materially change the prospects of the Company’s profitability or the ability of the Company to pay dividends to its Preferred Stockholders.

In accordance with applicable accounting standards, the Company evaluated subsequent events through May 2, 2012, the date the financial statements were available for issue.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

WOODSTOCK HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011

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

OVERVIEW AND GENERAL INDUSTRY CONDITIONS

Business operations in this Form 10-Q refer primarily to the operations of our wholly-owned brokerage subsidiary WFG as we, its parent company, are a holding corporation. Our primary sources of revenue are commissions earned from brokerage transactions and related financial services of WFG. WFG is also a licensed insurance agency and can receive insurance commission revenue. Currently and in the past, there has been no significant impact from revenues derived from our insurance business.  Our investment advisory services are currently a fast growing segment of our WFG business. Our principal business activities are, by their nature, affected by many factors, including general economic and financial conditions, movement of interest rates, security valuations in the marketplace, regulatory changes, competitive conditions, transaction volume and market liquidity. Consequently, our revenues can be volatile. While we seek to maintain cost controls, a significant portion of our expenses is fixed and does not vary with market activity. As a result, substantial fluctuations can occur in our revenue and net income from period to period.

Our assets are basically liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and Southwest.  All these items fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and Southwest turn over rapidly.  Both our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total assets at March 31, 2012 were $3,865,859, of which $686,000 were cash and cash equivalents.  Historically, we have financed our operations through cash flow from operations and the private placement of equity securities. We have not employed any significant leverage or debt.

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

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2011 Form 10-K and in Note 1 to the Consolidated Financial Statements included in Item 1 of this report. The preparation of Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and to general practices of the brokerage industry requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

Management has identified accounting for (i) fair value measurements for valuation of financial instruments, (ii) revenue recognition and (iii) concentrations of credit risk as the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and they require Management’s subjective judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2011 Form 10-K.

RESULTS OF OPERATIONS – QUARTERS ENDED March 31, 2012 AND 2011

Total operating income for the quarter ended March 31, 2012 increased by $354,434, or approximately 10%, to $3,747,239, from $3,392,805 for the comparable period in 2011.

Commission revenue for the quarter ended March 31, 2012 increased by $436,999, or approximately 16%, to $3,243,045 from $2,806,046 for the comparable period in 2011. This increase was principally derived from an addition of an OSJ branch office from late in the third quarter in 2010, along with a slight increase in transactional business for the quarter compared to the previous years.

Interest income for the quarter ended March 31, 2012 decreased by $24,342, or approximately 25%, to $74,435 from $98,777 for the comparable period in 2011.  This decrease is primarily due to the decrease in interest charged on margin accounts and customer accounts held by our clearing agent, in addition interest earned from the investment grade municipal bond inventory trading account (“trading account”).

Realized trading profit for the quarter ended March 31, 2012 was $134,731 in realized trading profits and $4,822 in unrealized trading profits.  Of the $134,731 realized trading profit, $110,992 was paid out in the trading account.

Other fees, from clearing transaction charges and other income, for the quarter ended March 31, 2012 increased by $13,113 or approximately 5%, to $290,206 from $277,093 compared to the comparable period in 2011.  This increase was principally due to an increase of transactional fees for the quarter.

Total operating expenses for the quarter ended March 31, 2012 increased by $422,303, or approximately 13%, to $3,773,444 from $3,351,141 for the same period in 2011.  The increased expense was due primarily to the increased commissions paid to brokers (which correlates with the increase in commission revenue during the quarter) and the increase in selling, general and administrative expenses.

Commissions to brokers for the quarter ended March 31, 2012 increased by $352,797, or approximately 14%, to $2,877,563 from $2,524,766 for the comparable period in 2011.  This increase correlates with the increase in commission revenue during the quarter.

Compensation on trading profit for the quarter ended March 31, 2012 was $110,992.  There was $134,731 in realized trading profits and $4,822 in unrealized trading profits.  Of the $134,731 realized trading profit, $110,992 was paid out in the account.

Clearing costs for the quarter ended March 31, 2012, decreased by $513, or approximately 1%, to $33,898 from $34,411 for the comparable period in 2011. As a percentage of commission revenue, clearing costs were approximately 1% for the quarter ended March 31, 2012, compared to approximately 1% in 2011.

Selling, general and administrative expense for the quarter ended March 31, 2012 increased by $113,971 or approximately 19%, to $717,564 from $603,593 for the comparable period in 2011. This increase is due to increases in compensation primarily related to the override bonus paid to the CEO (which is based upon revenues of the Company and therefore correlates with revenues) and the  addition of a newly hired employee along with various pay increases given to current employees.

Net loss was $26,205 for the quarter ended March 31, 2012, compared to a net profit of $41,664 for the comparable period in 2011. The increase in selling, general and administrative expenses was the primary reason for the loss for the quarter.

Loss of Branch Office

Since August 2010, the Company has a branch office that has accounted for a material portion of the Company’s revenues. For 2011, this branch office accounted for approximately $5.1 million of the Company’s revenues. The Company and the principal members of this branch office have agreed that the branch office will no longer be associated with the Company on or about the filing date of this Form 10-Q. Management believes that while the loss of revenues will be material and that the Company will seek to replace all or part of the loss of revenue with the addition of one or more new branch offices, the loss of the branch office will not materially change the prospects of the Company’s profitability or the ability of the Company to pay dividends to its Preferred Stockholders.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies.  Our total assets at March 31, 2012 were $3,865,859, of which $686,000 are cash and cash equivalents.

As a broker-dealer, WFG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that WFG maintains a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  WFG’s minimum net capital requirement is $100,000.  Under the Rule, WFG is subject to certain restrictions on the use of capital and its related liquidity.  WFG’s net capital position at March 31, 2012 was $514,229 and its ratio of aggregate indebtedness to net capital was 2.77 to 1. The calculation of the ratio only includes the balances obtained from the Broker Dealer.

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

The Company's cash and cash equivalents decreased by $97,797 to $686,000 as of March 31, 2012, from $782,797 as of December 31, 2011.  This overall decrease was due to net cash used in operating activities of $62,478, and cash used in financing activities of $34,319.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company maintains an investment grade municipal bond inventory account for the purpose of inter-dealer trading. This inventory account is monitored on a daily basis for credit risk, mark risk and collateralization purposes.

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the SEC.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

In the normal course of business, the Company, as a regulated broker-dealer, is subject to examinations, inquiries and requests from Customers, the SEC, FINRA and state regulators and customer complaints.  We are not aware of any matter at this time that would have material impact on the Company’s financial position, which are not covered by insurance.

Item 1.A.

Risk Factors

As a smaller reporting company, the Registrant is not required to include risk factors in this Form 10-Q.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Mine Safety Disclosures

Not applicable.

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

WOODSTOCK HOLDINGS, INC.

Date: May ___, 2012	By:	/S/ WILLIAM J. RAIKE, III
William J. Raike, III
President, Chief Executive Officer and Director

Date: May __, 2012	By:	/S/ MELISSA L. WHITLEY
Melissa L. Whitley
Chief Financial and Accounting Officer