Form 10-Q/A
period 2012-03-31
WOODSTOCK HOLDINGS INC.
filed 2012-05-11
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10Q/A for the period ended March 31, 2012 is filed for the purposes of amending the Signature page and Exhibits 31 and 32 which were inadvertently filed as undated.

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

WOODSTOCK HOLDINGS, INC.

Date: May 11, 2012	By:	/S/ WILLIAM J. RAIKE, III
William J. Raike, III
President, Chief Executive Officer and Director

Date: May 11, 2012	By:	/S/ MELISSA L. WHITLEY
Melissa L. Whitley
Chief Financial and Accounting Officer