Form 10-Q
period 2012-06-30
WOODSTOCK HOLDINGS INC.
filed 2012-08-13
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,044,028 shares of common stock, $.01 par value per share, outstanding as of August 10, 2012.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

WOODSTOCK HOLDINGS, INC.

Consolidated Balance Sheets

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
Cash and cash equivalents	$ 721,355	$ 782,797
Clearing deposit	125,005	181,184
Securities inventory, at fair value	-	488,257
Realized trading profit and interest receivables	-	6,486
Commissions receivable	402,787	996,188
Furniture, fixtures, and equipment, at cost, net of accumulated depreciation
of $17,559 and $58,271, respectively	17,535	20,513
Building, at cost, net of accumulated depreciation
of $197,808 and $206,874, respectively	1,054,358	1,070,414
Other assets	140,457	147,518

Total assets	$ 2,461,497	$ 3,693,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$ 66,446	$ 49,574
Commissions payable	328,250	875,762
Preferred dividends payable	30,099	30,099
Liability for securities inventory	-	483,643
Mortgage note	914,652	922,993
Deferred revenue	318,750	356,250
Other liabilities	8,853	5,316

Total liabilities	1,667,050	2,723,637

Commitments and contingencies

Shareholders' equity:
Series A preferred stock, $.01 par value; 5,000,000 shares authorized, 86,500 shares issued and 86,000 outstanding at June 30, 2012 and December 31, 2011, (redemption value of $865,000 at June 30, 2012 and December 31, 2011)	865	865
Common stock, $.01 par value; 50,000,000 shares authorized; 18,366,772 shares issued; 18,044,028 shares outstanding at June 30, 2012 and December 31, 2011	183,668	183,668
Additional paid-in capital	3,697,032	3,697,032
Accumulated deficit	(2,931,158)	(2,755,885)
Treasury stock, 323,244 shares at June 30, 2012 and December 31, 2011, carried at cost	(155,960)	(155,960)

Total shareholders' equity	794,447	969,720

Total liabilities and shareholders' equity	$ 2,461,497	$ 3,693,357

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

Consolidated Statements of Operations

(unaudited)

For the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
OPERATING INCOME
Commission revenue	$ 1,853,033	$ 3,595,155	$ 5,096,078	$ 6,401,201
Interest income	77,236	112,366	151,671	211,143
Net realized gain on securities	21,382	192,681	156,113	403,570
Other fees	296,146	258,329	586,352	535,422

Total operating income	2,247,797	4,158,531	5,990,214	7,551,336

OPERATING EXPENSES
Commissions to brokers	1,632,096	3,234,999	4,509,659	5,739,530
Selling, general, and administrative expenses	654,947	702,763	1,372,511	1,306,356
Compensation on trading profit	20,567	144,552	131,559	313,263
Clearing costs	28,398	40,750	62,296	75,161
Interest expense	25,936	40,049	59,363	71,483
Unrealized loss on securities	4,822	5,001	-	13,462

Total operating expenses	2,366,766	4,168,114	6,135,388	7,519,255

Net income (loss)	$ (118,969)	$ (9,583)	$ (145,174)	$ 32,081

Basic and diluted earnings (loss) per common share	$ (0.01)	$ (0.00)	$ (0.01)	$ 0.00

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Six Months Ended June 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (145,174)	$ 32,081
Adjustments to reconcile net income (loss) to net cash
flows from operating activities
Depreciation	23,648	21,470
Unrealized loss (gain) on securities	-	13,462
Changes in operating assets and liabilities
Clearing deposit	56,179	(20,002)
Realized trading profit and interest receivables	6,486	162
Commissions receivable	593,401	270,269
Other assets	7,061	(24,503)
Accounts payable	16,872	(3,155)
Commissions payable	(547,512)	(166,230)
Deferred revenue	(37,500)	-
Other liabilities	3,537	833
Net cash flows from operating activities	(23,002)	124,387

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	-	(11,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage note	(8,341)	(7,952)
Common stock dividends	-	(19,008)
Preferred stock dividends	(30,099)	(30,425)
Additional paid in capital	-	(1,496)
Net cash flows from financing activities	(38,440)	(58,881)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(61,442)	53,830
CASH AND CASH EQUIVALENTS, beginning of year	782,797	968,716
CASH AND CASH EQUIVALENTS, end of period	$ 721,355	$ 1,022,546

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Securities inventory obtained via financing through Southwest Securities, Inc.	$ 14,687,531	$ 22,084,391
Satisfaction of liability for securities inventory sold via Southwest Securities, Inc.	$ 15,171,174	$ 21,934,473

SUPPLEMENTAL DISCLOSURE OF CASH PAID
FOR INTEREST	$ 59,363	$ 71,483

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

Cash and cash equivalents and the clearing deposit are deposited in various financial institutions. At times, amounts on deposit may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. From December 31, 2010 to December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the accounts, at all FDIC insured institutions. At June 30, 2012, all cash deposits were covered under the FDIC insurance limits.

At June 30, 2012 and December 31, 2011, commissions receivable were approximately $403,000 and $996,000, and of that approximately $387,125 and $984,000 were due from Southwest, respectively.

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, Long Lived Assets, assets such as the building, are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review reveals an indicator of impairment, as determined based on estimated undiscounted cash flows, the carrying amounts of the related long-lived assets are adjusted to fair value. Management has determined there has been no impairment in the carrying value of its long-lived assets at June 30, 2012 and December 31, 2011.

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

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management is unaware of any material tax positions that do not meet the more-likely-than-not threshold as of June 30, 2012 and December 31, 2011.

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

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

Stock-Based Compensation

Until 2011, the Company had sponsored a stock-based incentive compensation plan for the benefit of certain employees.  The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation-Stock Compensation.  As of June 30, 2012 the Company has outstanding under the Plan, options to purchase 200,000 shares of the Company’s common stock, exercisable at $.01 per share. This plan has expired and options are no longer granted under this plan.

Net Earnings Per Share

During the six months ended June 30, 2012 and 2011, the Company had potential common stock issuances of 86,000 shares relating to outstanding shares of preferred stock.  The effect of the convertible preferred stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances has been excluded from the computation of net earnings per share for each year.

Presented below is a summary of earnings (loss) per common share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Weighted average common shares outstanding	18,044,028	17,744,028	18,044,028	17,744,028

Net earnings (loss)	$ (118,969)	$ (9,583)	$ (145,174)	$ 32,081
Preferred stock dividends	(15,049)	(15,108)	(30,099)	(30,425)

Net earnings (loss) attributable to common shareholders	$ (134,018)	$ (24,691)	$ (175,273)	$ 1,656

Net earnings (loss) per common share	$ (0.01)	$ (0.00)	$ (0.01)	$ 0.00

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

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU 2011-04 to allow for common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently, the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements has changed. FASB does not intend for the changes to result in a change in the application of the requirements in the fair value standard. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, the Company’s third quarter of fiscal 2012. The Company adopted ASU 2011-04 on January 1, 2012 and it did not have a material impact on the Company’s financial statements or the processes.

Reclassifications

Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.

(2)

Related Party Transactions

The following table sets forth the overall compensation earned during the quarters ended June 30, 2012 and 2011 by WFG’s Chief Executive Officer.

	Quarter ended June 30	Salary (1)	Override Bonus Earned	Override Bonus Paid	Override Payments Accrued

William J. Raike, III	2012	$ 41,500	$ 56,000	$ 42,000	$ 14,000

William J. Raike, III	2011	$ 41,500	$ 101,000	$ 78,000	$ 23,000

(1)

Excludes $30,000 paid per quarter for consulting fees to a company owned by Mr. Raike’s spouse.

Pursuant to Exchange Act Rules 17a-3(a) and (a)(2), WFG and WHI have an expense sharing agreement in place.

(3)

Net Capital Requirements

The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At June 30, 2012, the Company had net capital of $467,440, which was $367,440 in excess of its required net capital of $100,000.  The Company’s net capital ratio was 1.55 to 1.

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

(5)

Income Taxes

The Company has recorded $0 income tax expense in the three months ended June 30, 2012 and 2011 due to the Company recording a 100% valuation allowance on the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

The major components of the deferred tax asset at June 30, 2012 and December 31, 2011 are operating loss carryforwards, deferred revenue and stock based compensation expense.

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

The Company paid a monthly condo association fee of approximately $28,000 and $27,000 for the six months ended June 30, 2012 and 2011, respectively.

Scheduled principal payments due on the mortgage note as of June 30, 2012 are as follows:

For the remainder of 2012	$ 8,652
2013	18,407
2014	887,593
$ 914,652

(7)

Selling, General and Administrative Expenses

Components of selling, general and administrative expenses which are greater than 1% of total revenues for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Consultant fees	$ 66,347	$ 188,657	$ 111,006	$ 377,673
Compensation	264,856	154,380	592,715	309,640
Compliance Settlement	39,998	*	*	*
Errors and omissions insurance	39,003	46,649	*	*
Legal and professional fees	54,028	67,067	90,646	126,173
Payroll Services	*	*	61,157	*

*Expense did not represent 1% or more of total revenues.

(8)

Securities Inventory and Liability for Securities Inventory

Until April 24, 2012 the Company maintained an investment grade municipal bond inventory account for the purpose of inter-dealer trading. This inventory account was monitored on a daily basis for credit risk, market risk and collateralization purposes. The inventory was held in a segregated margin account at Southwest, the Company’s clearing firm.  This segregated margin account was crossed collateralized by the Company’s clearing deposit account at Southwest.  From time to time the Company did deposit cash into or withdraw cash from this account when needed.  The current interest rate environment had produced a fluctuating negative/positive carry on this trading account.  Since April 24, 2012 this account was flat and currently holds no positions.

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

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

The Company used the following assumptions in estimating the fair value of the option awards:

Assumptions in estimating the fair value of options awarded:
Expected volatility	.5%
Risk-free interest rate	4.99%
Expected life	10 years
Dividend yield	0%

A summary of activity in the stock option plan is presented below:

	Six Months Ended		Year Ended
	June 30, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding and exercisable, Beginning of year	-	$ 0.01	2,457,000	$ 0.01
Vested during the year	-	$ 0.01	100,000	$ 0.01
Exercised	-	$ 0.01	(300,000)	$ 0.01
Expired during the period	-		(2,257,000)
Outstanding and exercisable, end of year	-	$ 0.01	-	$ 0.01

The total intrinsic value of options outstanding and exercisable as evidenced above would not be considered material to the financial statements.

2001 Series A Preferred Stock

The holders of the Series 1 Preferred Stock have the rights, preferences and privileges which are as follows:

Annual Dividend	$.70 per share, cumulative
Dividend Arrears	None
Redemption Price	$10.00 per share
Voting Rights	None
Holders’ Optional Conversion Rights	Yes
Mandatory Conversion	Yes (1)
Total 2001 Series A Issued	86,500
Outstanding 2001 Series A Shares	86,000
Repurchased Series A Shares	500 (2)

(1)

Mandatory Conversion if shares issuable upon conversion are registered for resale or in the event of a change in control (as defined).

(2)

Series A Preferred Shares were repurchased in 2011.

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

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

(11)

Fair Value

There were no Company assets measured at a fair value hierarchy on a recurring basis as of June 30, 2012:

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Securities inventory	$ -	$ 488,257	$ -	$ 488,257

There were no transfers between levels from December 31, 2011 to June 30, 2012.

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

(13)

Subsequent Events

In accordance with applicable accounting standards, the Company evaluated subsequent events through August 3, 2012 the date the financial statements were available for issue.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

WOODSTOCK HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2012 and 2011

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

Our assets are basically liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and Southwest.  All these items fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and Southwest turn over rapidly.  Both our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total assets at June 30, 2012 were $2,461,497, of which $721,355 were cash and cash equivalents.  Historically, we have financed our operations through cash flow from operations and the private placement of equity securities. We have not employed any significant leverage or debt.

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

RESULTS OF OPERATIONS – QUARTERS ENDED JUNE 30, 2012 AND 2011

The results of operations described below reflect a decrease in operating income, commission revenue and operating expenses primarily due to the loss of a branch office which was with the company between August 2010 until its departure in April 2012. This branch office was responsible for approximately $5.1 million of revenues in 2011. Management believes that the loss of revenues is material and the Company is seeking to replace the loss of revenue with the addition of one or more branch offices. Management of the Company does not believe that the loss of the branch office will materially affect the Company's profitability or the ability of the Company to pay dividends to its Preferred Stockholders. In this respect, while operating income decreased for the three months ended June 30, 2012 by approximately $1.9 million, net income decreased by approximately $109,000.

Total operating income for the quarter ended June 30, 2012 decreased by $1,910,73, or approximately 46%, to $2,247,797, from $4,158,531 for the comparable period in 2011.

Commission revenue for the quarter ended June 30, 2012 decreased by $1,742,122, or approximately 48%, to $1,853,033 from $3,595,155 for the comparable period in 2011. This decrease was principally derived from a reduction of commission revenue during the second quarter of 2012, along with a decrease in transactional business for the quarter compared to the previous years.

Interest income for the quarter ended June 30, 2012 decreased by $35,130, or approximately 31%, to $77,236 from $112,366 for the comparable period in 2011.  This decrease is primarily due to the decrease in interest charged on margin accounts and customer accounts held by our clearing agent, in addition until April 24, 2012 interest was earned from the investment grade municipal bond inventory trading account (“trading account”).  Since April 24, 2012 this account was flat and currently holds no positions.

Trading profit for the quarter ended June 30, 2012 was $21,382 in realized trading profits and $4,822 in unrealized trading losses.  Of the $21,382 realized trading profit, $20,567 was paid out as commissions through the trading account.

Other fees, from clearing transaction charges and other income, for the quarter ended June 30, 2012 increased by $37,817 or approximately 15%, to $296,146 from $258,329 compared to the comparable period in 2011.  This increase was principally due to an increase of  administration fees for the quarter.

Total operating expenses for the quarter ended June 30, 2012 decreased by $1,801,348, or approximately 43%, to $2,366,766 from $4,168,114 for the same period in 2011.  The decreased expense was due primarily to the decreased commissions paid to brokers (which correlates with the decrease in commission revenue during the quarter) and the decrease in clearing cost and interest expenses.

Commissions to brokers for the quarter ended June 30, 2012 decreased by $1,602,903, or approximately 50%, to $1,632,096 from $3,234,999 for the comparable period in 2011.  This decrease correlates with the decrease in commission revenue during the quarter.

Compensation on trading profit for the quarter ended June 30, 2012 was $20,567.  There was $21,382 in realized trading profits and $4,822 in unrealized trading losses.  Of the $21,382 realized trading profit, $20,567 was paid out in the account.

Clearing costs for the quarter ended June 30, 2012, decreased by $12,352, or approximately 30%, to $28,398 from $40,750 for the comparable period in 2011. As a percentage of commission revenue, clearing costs were approximately 1.5% for the quarter ended June 30, 2012, compared to approximately 1.1% in 2011.

Selling, general and administrative expense for the quarter ended June 30, 2012 decreased by $47,816 or approximately 7%, to $654,947 from $702,763 for the comparable period in 2011. This decrease is due to decreases in compensation primarily related to the override bonus paid to the CEO (which is based upon revenues of the Company and therefore correlates with revenues).

Net loss was $118,969 for the quarter ended June 30, 2012, compared to a net loss of $9,583 for the comparable period in 2011. The decrease in commission revenue was the primary reason for the loss for the quarter.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The results of operations described below reflect a decrease in operating income, commission revenue and operating expenses primarily due to the loss of a branch office which was with the company between August 2010 until its departure in April 2012. This branch office was responsible for approximately $5.1 million of revenues in 2011. While management believes that the loss of revenues is material, the Company is seeking to replace the loss of revenue with the addition of one or more branch offices. Management of the Company does not believe that the loss of the branch office will materially affect the Company's profitability or the ability of the Company to pay dividends to its Preferred Stockholders. In this respect, while operating income decreased for the six months ended June 30, 2012 by approximately $1.5 million, net income decreased by approximately $177,000.

Total operating income for the six months ended June 30, 2012 decreased by $1,561,122 or approximately 21%, to $5,990,214, from $7,551,336 for the comparable period in 2011.

Commission revenue for the six months ended June 30, 2012 decreased by $1,305,123, or approximately 20%, to $5,096,078 from $6,401,201 for the comparable period in 2011. This decrease was principally derived from a reduction of commission revenue for the six months, along with a decrease in transactional business for the six months compared to the previous years.

Interest income for the six months ended June 30, 2012 decreased by $59,472, or approximately 28%, to $151,671 from $211,143 for the comparable period in 2011.  This decrease is primarily due to the decrease in interest charged on margin accounts and customer accounts held by our clearing agent, in addition until April 24, 2012 interest was earned from the investment grade municipal bond inventory trading account (“trading account”).  Since April 24, 2012 this account was flat and currently holds no positions.

Realized trading profit for the six months ended June 30, 2012 was $156,113.  Of the $156,113 realized trading profit, $131,559 was paid out as commissions through the trading account.

Other fees, from clearing transaction charges and other income, for the six months ended June 30, 2012 increased by $50,930, or approximately 10%, to $586,352 from $535,422 compared to the comparable period in 2011.   This increase was principally due to an increase in administration fees for the six months.

Total operating expenses for the six months ended June 30, 2012 decreased by $1,383,867, or approximately 18%, to $6,135,388 from $7,519,255 for the same period in 2011.  The decreased expense was due primarily to the decreased commissions paid to brokers (which correlates with the decrease in commission revenue during the six months) and the decrease in clearing cost and interest expenses.

Commissions to brokers for the six months ended June 30, 2012 decreased by $1,229,871, or approximately 21%, to $5,739,530 from $6,052,793 for the comparable period in 2011.  This decrease correlates with the decrease in commission revenue during the six months.

Clearing costs for the six months ended June 30 2011, decreased by $12,865, to $62,296 from $75,161 for the comparable period in 2011.   As a percentage of commission revenue, clearing costs were approximately 1.2% for the six months ended June 30, 2012, compared to approximately 1.2% in 2011.

Selling, general and administrative expense for the six months ended June 30, 2012 increased by $66,155, or approximately 5%, to $1,372,511 from $1,306,356 for the comparable period in 2011. This slight increase is due to increases in compliance settlements and payroll services.  Compliance settlement increased approximately $40,000.  Payroll services increased approximately $16,000. Compensation paid to the CEO are paid through the payroll services company, whereas this was paid through the consultants account during 2011.

Net loss was $145,174 for the six months ended June 30, 2012, compared to a net profit of $32,081 for the comparable period in 2011. The decrease in operating income was primarily related to the decrease in commission revenue; for six months.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic conditions, market conditions and proprietary trading strategies.  Our total assets at June 30, 2012 were $2,461,497, of which $721,355 are cash and cash equivalents.

As a broker-dealer, WFG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that WFG maintains a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  WFG’s minimum net capital requirement is $100,000.  Under the Rule, WFG is subject to certain restrictions on the use of capital and its related liquidity.  WFG’s net capital position at June 30, 2012 was $467,440 and its ratio of aggregate indebtedness to net capital was 1.55 to 1. The calculation of the ratio only includes the balances obtained from the Broker Dealer.

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

The Company's cash and cash equivalents decreased by $61,442 to $721,355 as of June 30, 2012, from $782,797 as of December 31, 2011.  This overall decrease was due to net cash used in operating activities of $23,002, and cash used in financing activities of $38,440.

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

SECURITIES INVENTORY AND LIABLILITY FOR SECURITIES INVENTORY

Until April 24, 2012 the Company maintained an investment grade municipal bond inventory account for the purpose of inter-dealer trading. This inventory account was monitored on a daily basis for credit risk, market risk and collateralization purposes. The inventory was held in a segregated margin account at Southwest, the Company’s clearing firm.  This segregated margin account was crossed collateralized by the Company’s clearing deposit account at Southwest.  From time to time the Company did deposit cash into or withdraw cash from this account when needed.  The current interest rate environment had produced a fluctuating negative/positive carry on this trading account.  Since April 24, 2012 this account was flat and currently holds no positions.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company maintains an investment grade municipal bond inventory account for the purpose of inter-dealer trading. This inventory account is monitored on a daily basis for credit risk, mark risk and collateralization purposes.  As of April 24, 2012 this account was flat and currently holds no positions.

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the SEC.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WOODSTOCK HOLDINGS, INC.

Date: August 10, 2012	By:	/S/ WILLIAM J. RAIKE, III
William J. Raike, III
President, Chief Executive Officer and Director

Date: August 10, 2012	By:	/S/ MELISSA L. WHITLEY
Melissa L. Whitley
Chief Financial and Accounting Officer