Form 10-Q
period 2012-09-30
WOODSTOCK HOLDINGS INC.
filed 2012-11-07
CIK 1095373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,044,028 shares of common stock, $.01 par value per share, outstanding as of November 6, 2012.

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

•

The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; and

•

The effects of competition from other financial institutions and financial service providers operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering products and services by mail, telephone, computer and the Internet.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

PART I.  FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

WOODSTOCK HOLDINGS, INC.

Consolidated Balance Sheets

	September 30, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
Cash and cash equivalents	$1,447,553	$782,797
Clearing deposit	125,012	181,184
Securities inventory, at fair value	-	488,257
Realized trading profit and interest receivables	-	6,486
Commissions receivable	313,180	996,188
Furniture, fixtures, and equipment, at cost, net of accumulated depreciation of $19,048 and $58,271, respectively	16,046	20,513
Building, at cost, net of accumulated depreciation of $205,836 and $206,874, respectively	1,046,330	1,070,414
Other assets	223,378	147,518

Total assets	$3,171,499	$3,693,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$155,197	$49,574
Commissions payable	216,930	875,762
Preferred dividends payable	15,367	30,099
Liability for securities inventory	-	483,643
Mortgage note	910,456	922,993
Deferred revenue	300,000	356,250
Other liabilities	95,578	5,316

Total liabilities	1,693,528	2,723,637

Commitments and contingencies

Shareholders' equity:
Series A preferred stock, $.01 par value; 5,000,000 shares authorized,
2001 Series A preferred 86,500 shares issued and 86,000 outstanding at September 30, 2012 and December 31, 2011,	865	865
2012 Series A preferred 81,500 shares issued and outstanding at September 30, 2012	815	-
Common stock, $.01 par value; 50,000,000 shares authorized; 18,366,772 shares issued; 18,044,028 shares outstanding at September 30, 2012 and December 31, 2011	183,668	183,668
Additional paid-in capital	4,419,713	3,697,032
Accumulated deficit	(2,971,130)	(2,755,885)
Treasury stock, 323,244 shares at September 30, 2012 and December 31, 2011, carried at cost	(155,960)	(155,960)

Total shareholders' equity	1,477,971	969,720

Total liabilities and shareholders' equity	$3,171,499	$3,693,357

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

Consolidated Statements of Operations

(unaudited)

For the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
OPERATING INCOME
Commission revenue	$1,402,168	$2,833,552	$6,498,246	$9,234,753
Interest income	57,910	87,322	209,581	298,465
Net realized gain on securities	-	171,178	156,113	574,748
Other fees	298,908	192,880	885,260	659,302

Total operating income	1,758,986	3,284,932	7,749,200	10,767,268

OPERATING EXPENSES
Commissions to brokers	1,199,547	2,522,858	5,709,206	8,575,651
Selling, general, and administrative expenses	546,155	625,995	1,918,666	1,863,351
Compensation on trading profit	-	145,304	131,559	145,304
Clearing costs	21,629	38,023	83,925	113,184
Interest expense	16,260	33,279	75,623	104,762
Unrealized loss on securities	-	6,906	-	20,368

Total operating expenses	1,783,591	3,372,365	7,918,979	10,822,620

Net loss	$(24,605)	$(87,433)	$(169,779)	$(55,352)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

WOODSTOCK HOLDINGS, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Nine Months Ended September 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(169,779)	$(55,352)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	33,165	32,424
Unrealized loss on securities	-	20,368
Changes in operating assets and liabilities
Clearing deposit	56,172	(20,002)
Realized trading profit and interest receivables	6,486	8,806
Commissions receivable	683,008	186,342
Other assets	(75,860)	(31,487)
Accounts payable	105,623	(33,237)
Commissions payable	(658,832)	(140,166)
Deferred revenue	(56,250)	-
Other liabilities	90,262	30,036
Net cash flows from operating activities	13,995	(2,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	-	(11,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	-	3,000
Principal payments on mortgage note	(12,537)	(11,857)
Redemption of preferred stock	-	(1,501)
Common stock dividends	-	(19,008)
Preferred stock dividends	(60,198)	(60,518)
Proceeds from issuance of 2012 Series A preferred stock	723,496	-
Net cash flows from financing activities	650,761	(89,884)

NET CHANGE IN CASH AND CASH EQUIVALENTS	664,756	(103,827)
CASH AND CASH EQUIVALENTS, beginning of year	782,797	968,716
CASH AND CASH EQUIVALENTS, end of period	$1,447,553	$864,889

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Securities inventory obtained via financing through Southwest Securities, Inc.	$14,687,531	$32,294,078
Satisfaction of liability for securities inventory sold via Southwest Securities, Inc.	$15,171,174	$32,635,666

SUPPLEMENTAL DISCLOSURE OF CASH PAID
FOR INTEREST	$75,623	$104,762

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

Cash and cash equivalents and the clearing deposit are deposited in various financial institutions. At times, amounts on deposit may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. From December 31, 2010 to December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the accounts, at all FDIC insured institutions. At September 30, 2012, all cash deposits were covered under the FDIC insurance limits.

At September 30, 2012 and December 31, 2011, commissions receivable were approximately $313,000 and $996,000, and of that approximately $296,000 and $984,000 were due from Southwest, respectively.

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

Building and Furniture, Fixtures and Equipment

Building and furniture, fixtures and equipment are reported at cost, less accumulated depreciation. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful life of five years.  Depreciation of the building is computed using the straight-line method over the estimated useful life of 39 years.

The cost of maintenance and repairs, which do not improve or extend the useful life of the respective asset, is charged to earnings as incurred, whereas significant renewals and improvements are capitalized.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 360, Long Lived Assets, assets such as the building, are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review reveals an indicator of impairment, as determined based on estimated undiscounted cash flows, the carrying amounts of the related long-lived assets are adjusted to fair value. Management has determined there has been no impairment in the carrying value of its long-lived assets at September 30, 2012 and December 31, 2011.

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

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management is unaware of any material tax positions that do not meet the more-likely-than-not threshold as of September 30, 2012 and December 31, 2011.

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

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

Stock-Based Compensation

Until 2011, the Company had sponsored a stock-based incentive compensation plan for the benefit of certain employees.  The Company accounts for this plan under the recognition and measurement principles of ASC 718, Compensation-Stock Compensation.  As of September 30, 2012 the Company has outstanding under the Plan, options to purchase 200,000 shares of the Company’s common stock, exercisable at $.01 per share. This plan has expired and options are no longer granted under this plan.

Net Earnings Per Share

During the nine months ended September 30, 2012 and 2011, the Company had potential common stock issuances of 86,000 shares of 2001 Series A Preferred Stock and 81,500 shares of 2012 Series A Preferred Stock relating to outstanding shares of preferred stock.  The effect of the convertible preferred stock issuances would be antidilutive because the exercise price is more than the fair value of the stock. The effect of these potential common stock issuances has been excluded from the computation of net earnings per share for each year.

Presented below is a summary of loss per common share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Weighted average common shares outstanding	18,044,028	17,744,028	18,044,028	17,744,028

Net loss	$(24,605)	$(87,433)	$(169,779)	$(55,352)
Preferred stock dividends	(15,367)	(15,050)	(45,466)	(45,294)

Net loss attributable to common shareholders	$(39,972)	$(102,483)	$(215,245)	$(100,646)

Net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

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

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU 2011-04 to allow for common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently, the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements has changed. FASB does not intend for the changes to result in a change in the application of the requirements in the fair value standard. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, including the Company’s third quarter of fiscal 2012. The Company adopted ASU 2011-04 on January 1, 2012 and it did not have a material impact on the Company’s financial statements or the processes.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or results of operations.

(2)

Related Party Transactions

The following table sets forth the overall compensation earned during the quarters ended September 30, 2012 and 2011 by WFG’s Chief Executive Officer.

	Quarter ended September 30	Salary (1)	Override Bonus Earned (2)	Override Bonus Paid	Override Payments Accrued

William J. Raike, III	2012	$41,500	$44,000	$30,000	$14,000

William J. Raike, III	2011	$41,500	$80,000	$57,000	$23,000

(1)

Excludes $30,000 paid per quarter for consulting fees to a company owned by Mr. Raike’s spouse.

(2)

Override bonus is 2.5% of WFG revenues.

Pursuant to Exchange Act Rules 17a-3(a) and (a)(2), WFG and WHI have an expense sharing agreement in place.

(3)

Net Capital Requirements

The Company is subject to the SEC Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At September 30, 2012, the Company had net capital of $342,543, which was $242,543 in excess of its required net capital of $100,000.  The Company’s net capital ratio was 2.21 to 1.

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

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

(5)

Income Taxes

The Company has recorded $0 income tax expense in the three months and nine months ended September 30, 2012 and 2011 due to the Company recording a 100% valuation allowance on the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

The major components of the deferred tax asset at September 30, 2012 and December 31, 2011 are operating loss carryforwards, deferred revenue and stock based compensation expense.

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

The Company paid a monthly condo association fee of approximately $42,000 and $41,000 for the nine months ended September 30, 2012 and 2011, respectively.

Scheduled principal payments due on the mortgage note as of September 30, 2012 are as follows:

For the remainder of 2012	$4,456
2013	18,407
2014	887,593
$910,456

(7)

Selling, General and Administrative Expenses

Components of selling, general and administrative expenses which are greater than 1% of total revenues for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Consultant fees	$38,614	$189,699	$149,621	$567,372
Compensation	249,320	157,992	842,034	467,631
Errors and omissions insurance	43,029	*	82,032	*
FICA-Employer's Share	18,112	*	*	*
NASD/SIPC Assessments	20,464	*	*	*
Legal and professional fees	*	51,778	99,655	177,951

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

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

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

The Company used the following assumptions in estimating the fair value of the option awards:

Assumptions in estimating the fair value of options awarded:
Expected volatility	.5%
Risk-free interest rate	4.99%
Expected life	10 years
Dividend yield	0%

A summary of activity in the stock option plan is presented below:

	Nine Months Ended		Year Ended
	September 30, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
		Price		Price
	Shares	Per Share	Shares	Per Share

Outstanding and exercisable, Beginning of year	-	$0.01	2,457,000	$0.01
Vested during the period	-	$0.01	100,000	$0.01
Exercised	-	$0.01	(300,000)	$0.01
Expired during the period	-		(2,257,000)
Outstanding and exercisable, end of period	-	$0.01	-	$0.01

The total intrinsic value of options outstanding and exercisable as evidenced above would not be considered material to the financial statements.

2001 Series A Preferred Stock

The holders of the 2001 Series A Preferred Stock have the rights, preferences and privileges which are as follows:

Annual Dividend	$.70 per share, cumulative
Dividend Arrears	None
Redemption Price	$10.00 per share
Voting Rights	None
Holders’ Optional Conversion Rights	Five shares of common for every preferred share
Mandatory Conversion	Yes (1)
Total 2001 Series A Issued	86,500
Outstanding 2001 Series A Shares	86,000
Repurchased Series A Shares	500 (2)

(1)

Mandatory Conversion if shares issuable upon conversion are registered for resale or in the event of a change in control (as defined).

(2)

Series A Preferred Shares were repurchased in 2011.

WOODSTOCK HOLDINGS, INC.

 (unaudited)

Notes to Consolidated Financial Statements

2012 Series A Preferred Stock

The holders of the 2012 Series A Preferred Stock have the rights, preferences and privileges which are as follows:

Annual Dividend	$.70 per share, cumulative
Dividend Arrears	None
Redemption Price	$11.00 per share until 12/31/13; thereafter $10 per share
Voting Rights	None
Holders’ Optional Conversion Rights	Ten shares of common for every preferred share
Total 2012 Series A Issued	81,500
Outstanding 2012 Series A Shares	81,500

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

(11)

Fair Value

There were no Company assets measured at a fair value hierarchy on a recurring basis as of September 30, 2012:

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Securities inventory	$-	$488,257	$-	$488,257

There were no transfers between levels from December 31, 2011 to September 30, 2012.

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

(13)

Subsequent Events

In accordance with applicable accounting standards, the Company evaluated subsequent events through November 6, 2012 the date the financial statements were available for issue.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

WOODSTOCK HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2012 and 2011

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

Our assets are basically liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and Southwest.  All these items fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and Southwest turn over rapidly.  Both our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic, market conditions and proprietary trading strategies. Our total assets at September 30, 2012 were $3,171,499, of which $1,447,553 were cash and cash equivalents.  Historically, we have financed our operations through cash flow from operations and the private placement of equity securities. We have not employed any significant leverage or debt.

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

RESULTS OF OPERATIONS – QUARTERS ENDED SEPTEMBER 30, 2012 AND 2011

The results of operations described below reflect a decrease in operating income, commission revenue and operating expenses primarily due to the loss of a branch office which was with the company between August 2010 until its departure in April 2012. This branch office was responsible for approximately $5.1 million of revenues in 2011. Management believes that the loss of revenues is material and the Company is seeking to replace the loss of revenue with the addition of one or more branch offices. Management of the Company does not believe that the loss of the branch office will materially affect the Company's profitability or the ability of the Company to pay dividends to its Preferred Stockholders. In this respect, while operating income decreased for the three months ended September 30, 2012 over the three months ended September 30, 2011 by approximately $1.5 million, the net loss was improved by approximately $63,000.

Total operating income for the quarter ended September 30, 2012 decreased by $1,525,946, or approximately 46%, to $1,758,986, from $3,284,932 for the comparable period in 2011.

Commission revenue for the quarter ended September 30, 2012 decreased by $1,431,384, or approximately 51%, to $1,402,168 from $2,833,552 for the comparable period in 2011. This decrease was principally derived from a reduction of commission revenue during the third quarter of 2012, along with a decrease in transactional business for the quarter compared to the previous years.

Interest income for the quarter ended September 30, 2012 decreased by $29,412, or approximately 34%, to $57,910 from $87,322 for the comparable period in 2011.  This decrease is primarily due to the decrease in interest charged on margin accounts and customer accounts held by our clearing agent, in addition until April 24, 2012 interest was earned from the investment grade municipal bond inventory trading account (“trading account”).  Since April 24, 2012 this account was flat and currently holds no positions.

Other fees, from clearing transaction charges and other income, for the quarter ended September 30, 2012 increased by $106,028 or approximately 55%, to $298,908 from $192,880 compared to the comparable period in 2011.  This increase was principally due to an increase of administration fees for the quarter.

Total operating expenses for the quarter ended September 30, 2012 decreased by $1,588,774, or approximately 47%, to $1,783,591 from $3,372,365 for the comparable period in 2011.  The decreased expense was due primarily to the decreased commissions paid to brokers (which correlates with the decrease in commission revenue during the quarter) and the decrease in clearing cost and interest expenses.

Commissions to brokers for the quarter ended September 30, 2012 decreased by $1,323,311, or approximately 52%, to $1,199,547 from $2,522,858 for the comparable period in 2011.  This decrease correlates with the decrease in commission revenue during the quarter.

Clearing costs for the quarter ended September 30, 2012, decreased by $16,394, or approximately 43%, to $21,629 from $38,023 for the comparable period in 2011. As a percentage of commission revenue, clearing costs were approximately 1.5% for the quarter ended September 30, 2012, compared to approximately 1.3% for the comparable period in 2011.

Selling, general and administrative expense for the quarter ended September 30, 2012 decreased by $79,840 or approximately 13%, to $546,155 from $625,995 for the comparable period in 2011.

Net loss was $24,605 for the quarter ended September 30, 2012, compared to a net loss of $87,433 for the comparable period in 2011. The decrease in commission revenue was the primary reason for the loss for the quarter.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The results of operations described below reflect a decrease in operating income, commission revenue and operating expenses primarily due to the loss of a branch office which was with the company between August 2010 until its departure in April 2012. This branch office was responsible for approximately $5.1 million of revenues in 2011. While management believes that the loss of revenues is material, the Company is seeking to replace the loss of revenue with the addition of one or more branch offices. Management of the Company does not believe that the loss of the branch office will materially affect the Company's profitability or the ability of the Company to pay dividends to its Preferred Stockholders. In this respect, while operating income decreased for the nine months ended September 30, 2012 from September 30, 2011 by approximately $3 million, net income decreased by approximately $114,000.

Total operating income for the nine months ended September 30, 2012 decreased by $3,018,068 or approximately 28%, to $7,749,200, from $10,767,268 for the comparable period in 2011.

Commission revenue for the nine months ended September 30, 2012 decreased by $2,736,507, or approximately 30%, to $6,498,246 from $9,234,753 for the comparable period in 2011. This decrease was principally derived from a reduction of commission revenue for the nine months, along with a decrease in transactional business for the nine months compared to the previous year.

Interest income for the nine months ended September 30, 2012 decreased by $88,884, or approximately 30%, to $209,581 from $298,465 for the comparable period in 2011.  This decrease is primarily due to the decrease in interest charged on margin accounts and customer accounts held by our clearing agent, in addition until April 24, 2012 interest was earned from the investment grade municipal bond inventory trading account (“trading account”).  Since April 24, 2012 this account was flat and currently holds no positions.

Other fees, from clearing transaction charges and other income, for the nine months ended September 30, 2012 increased by $225,958, or approximately 34%, to $885,260 from $659,302 compared to the comparable period in 2011.   This increase was principally due to an increase in administration fees for the nine months.

Total operating expenses for the nine months ended September 30, 2012 decreased by $2,903,641, or approximately 27%, to $7,918,979 from $10,822,620 for the same period in 2011.  The decreased expense was due primarily to the decreased commissions paid to brokers (which correlates with the decrease in commission revenue during the nine months) and the decrease in clearing cost and interest expenses.

Commissions to brokers for the nine months ended September 30, 2012 decreased by $2,866,445, or approximately 33%, to $5,709,206 from $8,575,651 for the comparable period in 2011.  This decrease correlates with the decrease in commission revenue during the nine months.

Clearing costs for the nine months ended September 30 2011, decreased by $29,259, to $83,925 from $113,184 for the comparable period in 2011.  As a percentage of commission revenue, clearing costs were approximately 1.3% for the nine months ended September 30, 2012, compared to approximately 1.2% for the comparable period in 2011.

Selling, general and administrative expense for the nine months ended September 30, 2012 increased by $55,315, or approximately 3%, to $1,918,666 from $1,863,351 for the comparable period in 2011. This slight increase is primarily due to increases in compliance settlements.  Compliance settlement increased approximately $40,000.

Net loss was $169,779 for the nine months ended September 30, 2012, compared to a net loss of $55,352 for the comparable period in 2011. The decrease in operating income for the nine months was primarily related to the decrease in commission revenue.

Cost Cutting Measures

Commencing October 1, 2012, the Company’s Chief Executive Officer and his spouse who acts as consultant to the Company, have agreed to reduce their monthly base salary and consulting fees by 10%. Further, the Company has required all non-commissioned employees to agree to a 10% reduction in base cash compensation. It is anticipated that the Company’s overhead will be reduced by approximately $8,600 per month as a result of these cost cutting measures.

LIQUIDITY AND CAPITAL RESOURCES

Our assets are reasonably liquid with a substantial portion consisting of cash and cash equivalents, and receivables from other broker-dealers and our clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and our clearing agent turn over rapidly.  Our total assets, as well as the individual components as a percentage of total assets, may vary significantly from period to period because of changes relating to customer demand, economic conditions, market conditions and proprietary trading strategies.  Our total assets at September 30, 2012 were $3,171,499, of which $1,447,553 are cash and cash equivalents.

As a broker-dealer, WFG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule15c3-1).  The Rule requires maintenance of minimum net capital and that WFG maintains a ratio of aggregate indebtedness (as defined) to net capital (as defined) not to exceed 15 to 1.  WFG’s minimum net capital requirement is $100,000.  Under the Rule, WFG is subject to certain restrictions on the use of capital and its related liquidity.  WFG’s net capital position at September 30, 2012 was $342,543 and its ratio of aggregate indebtedness to net capital was 2.21 to 1. The calculation of the ratio only includes the balances obtained from the Broker Dealer.

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

The Company's cash and cash equivalents increased by $664,756 to $1,447,553 as of September 30, 2012, from $782,797 as of December 31, 2011.  This overall increase was due to net cash from operating activities of $13,995, and cash from financing activities of $650,761.

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

Item 4.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the SEC.  There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.

Change in Securities

(a) From January 1, 2012 through September 30, 2012, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Sept. 2012	2012 Series A Preferred Stock	81,500 shares	$815,000 in gross proceeds; $81,500 in cash commissions	Rule 506	(1)

(1)

Each shares of Preferred Stock is convertible into ten shares of Common Stock.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the nine months ended September 30, 2012, there were no repurchases by the Company of its Common Stock.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

The following exhibits are filed herewith

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	Schema Document, XBRL Taxonomy Extension
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension
101.DEF	Definition Linkbase, XBRL Taxonomy Extension
101.LAB	Label Linkbase, XBRL Taxonomy Extension
101.PRE	Presentation Linkbase, XBRL Taxonomy Extension

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODSTOCK HOLDINGS, INC.

Date: November 6, 2012	By:	/S/ WILLIAM J. RAIKE, III
William J. Raike, III
President, Chief Executive Officer and Director

Date: November 6, 2012	By:	/S/ MELISSA L. WHITLEY
Melissa L. Whitley
Chief Financial Officer